Form 10-K
period 1997-06-30
CITIZENS BANCORP
filed 1997-10-30
CIK 1040734

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1997

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number ____________

                                CITIZENS BANCORP
             (Exact name of registrant as specified in its charter)

              INDIANA                                35-2017500
   (State or other Jurisdiction            (I.R.S. Employer Identification
 of Incorporation or Organization)                     Number)


          60 South Main Street
              P.O. Box 635
           Frankfort, Indiana                             46041
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number including area code:    (765) 654-8533

Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of October 20, 1997 was $12,251,240.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of October 20, 1997, was 1,058,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                            Exhibit Index on Page ___
                               Page 1 of ___ Pages

                                CITIZENS BANCORP
                                    Form 10-K
                                      INDEX
                                                                          Page
                                     PART I
     Item 1     Business..................................................
     Item 2.    Properties................................................
     Item 3.    Legal Proceedings.........................................
     Item 4.    Submission of Matters to a Vote of Security Holders.......
     Item 4.5.  Executive Officers of the Registrant......................
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters...................................

     Item 6.    Selected Financial Data...................................
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................
     Item 8.    Financial Statements and Supplementary Data...............
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................

PART III
     Item 10.   Directors and Executive Officers of Registrant............
     Item 11.   Executive Compensation....................................

     Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management.................................

     Item 13.   Certain Relationships and Related Transactions............

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................

SIGNATURES ...............................................................

Item 1.    Business

General

         Citizens Bancorp, an Indiana corporation (the "Holding Company"), was organized in June, 1997. On September 18, 1997, it acquired the common stock of Citizens Savings Bank of Frankfort ("Citizens") upon the conversion of Citizens from a federal mutual savings bank to a federal stock savings bank.

         Citizens was organized as a state-chartered building and loan association in 1916 and currently conducts its business from one full-service office located in Frankfort, Indiana. Citizens' principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family real estate. Citizens' deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Citizens offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) multi-family loans; (iii) construction loans; (iv) nonresidential real estate loans; (v) home equity loans (vi) single-pay loans;
(vii) installment loans; (viii) automobile loans; (ix) NOW accounts; (x) money market demand accounts ("MMDAs") (xi) passbook savings accounts; (xii) certificates of deposit and (xiii) individual retirement accounts.

         Loan Portfolio Data. The following table sets forth the composition of Citizens' loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.



                                                                                At June 30,
                                                       --------------------------------------------------------------
                                                              1997                  1996                  1995
                                                       ------------------     -----------------     -----------------
                                                                  Percent               Percent               Percent
                                                       Amount    of Total     Amount   of Total     Amount   of Total
                                                       ------    --------     ------   --------     ------   --------
                                                                           (Dollars in thousands)

TYPE OF LOAN Real estate mortgage loans:
   Residential..................................       $29,888     77.77%    $26,240    76.30%      $22,287   76.13%
   Non-residential..............................           824      2.14         695     2.02           635    2.17
   Multi-family.................................         1,551      4.04       1,596     4.64         1,680    5.74
Construction loans:.............................         1,420      3.69         870     2.53           356    1.22
Consumer loans:
   Single pay...................................         1,854      4.82       2,110     6.14         1,795    6.13
   Installment .................................         1,696      4.41       1,288     3.74         1,068    3.65
   Share .......................................            15       .04          63      .18             7     .02
   Home equity..................................         2,095      5.45       1,949     5.67         1,973    6.74
   Home improvement.............................             8       .02          11      .03            14     .04
                                                       -------    ------     -------   ------       -------  ------
       Gross loans receivable...................       $39,351    102.38%    $34,822   101.25%      $29,815  101.84%
                                                       =======    ======     =======   ======       =======  ======

TYPE OF SECURITY
Residential real estate ........................        35,153     91.45     $30,860    89.73%      $26,043   88.96%
Non-residential.................................         1,037      2.70       1,072     3.12         1,116    3.81
Multi-family real estate........................         1,551      4.04       1,596     4.64         1,681    5.74
Deposits........................................           193       .50         165      .48            82     .28
Auto   .........................................         1,176      3.06         832     2.42           691    2.36
Other security..................................           111       .29         214      .62           121     .41
Unsecured ......................................           130       .34          83      .24            81     .28
                                                       -------    ------     -------   ------       -------  ------
     Gross loans receivable.....................        39,351    102.38      34,822   101.25        29,815  101.84
Deduct:
Deferred loan fees..............................           101       .26          95      .28            86     .29
Allowance for loan losses.......................           212       .55         138      .40            46     .16
Loans in process................................           603      1.57         197      .57           407    1.39
                                                       -------    ------     -------   ------       -------  ------
   Net loans receivable.........................       $38,435    100.00%    $34,392   100.00%      $29,276  100.00%
                                                       =======    ======     =======   ======       =======  ======
Mortgage Loans (1):
   Adjustable-rate..............................         9,595     29.68%   $  9,241    32.30%     $  9,319   37.68%
   Fixed-rate...................................        22,734     70.32      19,368    67.70        15,410   62.32
     Total......................................       $32,329    100.00%    $28,609   100.00%      $24,729  100.00%
                                                       =======    ======     =======   ======       =======  ======


(1) Balances in this category include escrows and reserves for uncollected interest.

         The following table sets forth certain information at June 30, 1997, regarding the dollar amount of loans maturing in Citizens' loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                        Balance                           Due During Years Ended June 30,
                                    Outstanding at                                           2001       2003      2008       2013
                                       June 30,                                               to         to        to         and
                                         1997                 1998       1999       2000     2002       2007      2012     following
                                         ----                 ----       ----       ----     ----       ----      ----     ---------
                                                                                    (In thousands)
Real estate mortgage loans:
   Residential loans..................  $29,888           $      5      $  38      $  94      $389     $3,760    $13,890    $11,712
Multi-family loans....................    1,551                ---        ---        ---       ---      1,394        157        ---
   Non-residential loans..............      824                ---        ---         14         8        278        524        ---
Construction loans....................    1,420              1,420        ---        ---       ---        ---        ---        ---
Installment  loans....................    1,696                 74        249        409       867         97        ---        ---
Single pay loans......................    1,854              1,690         77         86         1        ---        ---        ---
Loans secured by deposits.............       15                 15        ---        ---       ---        ---        ---        ---
Home equity loans.....................    2,095                ---        ---        ---       ---        ---        ---      2,095
Home improvement loans................        8                ---          2        ---         6        ---        ---        ---
                                        -------             ------       ----      -----    ------     ------    -------    -------
     Total............................  $39,351             $3,204       $366      $ 603    $1,271     $5,529    $14,571    $13,807
                                        =======             ======       ====      =====    ======     ======    =======    =======

      The following table sets forth, as of June 30, 1997, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.


                                                       Due After June 30, 1998
                                   ---------------------------------------------------------------
                                   Fixed Rates             Variable Rates                  Total
                                   -----------             --------------                  -----
                                                           (In thousands)
Real estate mortgage loans:
   Residential loans...........       $22,624                 $  7,259                    $29,883
   Multi-family loans..........           ---                    1,551                      1,551
   Non-residential loans.......            39                      785                        824
Construction loans.............           ---                      ---                        ---
Installment loans..............         1,622                      ---                      1,622
Single pay loans...............            22                      142                        164
Loans secured by deposits......           ---                      ---                        ---
Home equity loans..............           ---                    2,095                      2,095
Home improvement loans.........             8                      ---                          8
                                      -------                  -------                    -------
   Total.......................       $24,315                  $11,832                    $36,147
                                      =======                  =======                    =======


      One- to Four-Family Residential Loans. Citizens' primary lending activity consists of originating one- to four-family residential mortgage loans secured by property located in its primary market area. Citizens generally originates one- to four-family residential mortgage loans in amounts up to 95% of the lesser of the appraised value or purchase price, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans. Citizens originates and retains fixed rate loans which provide for the payment of principal and interest over a 15- or 20-year period, or balloon loans having terms of up to 20 years with principal and interest payments calculated using a 30-year amortization period.

      Citizens also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. Citizens may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Citizens' portfolio at June 30, 1997 provide for maximum rate adjustments per year and over the life of the loan of 1% and 6%, respectively. Citizens' residential ARMs are amortized for terms up to 25 years.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 1997, approximately 24% of Citizens' one- to four-family residential loans had adjustable rates of interest.

      All of the one- to four-family residential mortgage loans that Citizens originates include "due-on-sale" clauses, which give Citizens the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, Citizens occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

    At June 30, 1997, approximately $29.9 million, or 77.8% of Citizens' portfolio of loans, consisted of one- to four-family residential loans.
Approximately $130,000, or .44% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

      Multi-Family Loans. At June 30, 1997, approximately $1.6 million, or 4.0% of Citizens' total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Citizens' multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate or to its internal loan rate which is established from time-to-time. Citizens writes multi-family loans with maximum Loan-to-Value ratios of 80%. Citizens' largest multi-family loan as of June 30, 1997 was $837,000 and was secured by an apartment complex in Frankfort. On the same date, there were no multi-family loans included in non-performing assets.

      Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "-- Nonresidential Real Estate Loans" below.

      Construction Loans. Citizens offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At June 30, 1997, approximately $1.4 million, or 3.7% of Citizens' total loan portfolio, consisted of construction loans. The largest construction loan at June 30, 1997, totaling $180,000, was secured by a single-family residence near Frankfort. Citizens had no construction loans included in non-performing assets on that date.

      Construction loans are generally written as six-month, fixed-rate loans with interest calculated on the amount disbursed under the loan and payable monthly. Citizens generally requires an 80% Loan-to-Value Ratio for its construction loans. Inspections are made prior to any disbursement under a construction loan, and Citizens does not normally charge commitment fees for construction loans.

      While providing Citizens with a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, Citizens may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and Citizens taking title to the project.

      Nonresidential Real Estate Loans. Citizens' nonresidential real estate loans are secured by churches, office buildings, and other commercial properties. Citizens generally originates non-residential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, and which are written for maximum terms of 20 years with maximum Loan-to-Value ratios of 75%. At June 30, 1997, Citizens' largest nonresidential loan was $157,000 and was secured by a manufacturing facility in Frankfort. At June 30, 1997, approximately $824,000, or 2.1% of its total loan portfolio, consisted of nonresidential real estate loans. On the same date, there were no nonresidential real estate loans included in non-performing assets.

      Loans secured by nonresidential real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

      Consumer Loans. Citizens' consumer loans, consisting primarily of home equity loans, personal installment loans and "single pay" loans aggregated approximately $5.7 million at June 30, 1997, or 14.7% of its total loan portfolio. Citizens consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of Citizens' consumer loans, except loans secured by deposits, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At June 30, 1997, 97.7% of Citizens' consumer loans were secured by collateral. Citizens' loans secured by deposits are made up to 90% of the original account balance and, at June 30, 1997, accrued at a rate of 8.5%. This rate may change but will always be at least 1% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually.

      Citizens also offers home equity lines of credit and home improvement loans secured by real estate. The interest rate on a home equity line of credit is ordinarily tied to the prime rate with a margin of positive 2.0% and a maximum interest rate of 18%. Citizens does not always hold a first mortgage on its home equity lines of credit, although it does hold a first mortgage with respect to approximately 90% of such loans in its portfolio. Citizens ordinarily offers fixed-rate home improvement loans secured by real estate with a term not to exceed five years. Citizens restricts the amount that a customer may borrow under an equity line of credit to $100,000, subject to the general restriction applicable to all second mortgage loans that limits the amount it may loan to a borrower to an amount that, when added to any existing mortgage loans, does not exceed 80% of the appraised value of the collateral property.

         At June 30, 1997, Citizens had outstanding approximately $2.1 million of home equity loans, with unused lines of credit totaling approximately $2.5 million. Home equity loans in the amount of $52,000 were included in non-performing assets on that date.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, consumer loans amounting to $173,000 were included in non-performing assets. See "-- Non-Performing and Problem Assets."

         Single-Pay Loans. Citizens offers single-pay loans, which are short-term loans secured by real estate, automobiles or other types of collateral that are payable with a single payment rather than by installment. Typically, single-pay loans secured by real estate are written with terms of one year or less, while single-pay loans secured by other types of collateral are written for terms of 90 days to six months. Of the approximately $1.9 million of single-pay loans in Citizens' portfolio as of June 30, 1997, approximately $1.1 million were secured by residential mortgages and $158,000 were secured by land. The remaining approximately $640,000 of loans in this category were consumer loans, typically secured by automobiles or subordinate liens on real estate. At June 30, 1997, Citizens had one delinquent single-pay loan in the amount of $84,000 in its portfolio.

         Origination, Purchase and Sale of Loans. Citizens historically has originated its mortgage loans pursuant to its own underwriting standards which do not conform with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA") because Citizens does not require current property surveys in most cases. Citizens may begin originating fixed-rate residential mortgage loans for sale to the FHLMC on a servicing-retained basis in the future. In the event that Citizens originates loans for sale to the FHLMC in the secondary market, such loans will be originated in accordance with the guidelines established by the FHLMC and will be sold promptly after they are originated.

      Citizens confines its loan origination activities primarily to Clinton County. At June 30, 1997, Citizens had one loan totaling approximately $71,000 secured by property located outside of Indiana. Citizens loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Citizens' office.

      Citizens' loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, Citizens studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors. All mortgage loans are approved by Citizens' Loan Committee. Consumer loans up to $15,000 may be approved by a Loan Officer. Consumer loans for more than $15,000 must be approved by the senior loan officer or the President.

      Citizens generally requires appraisals on all real property securing its loans and requires an attorney's opinion and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. Citizens requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also require flood insurance to protect the property securing its interest if the property is in a flood plain. Citizens also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. Citizens requires escrow accounts for insurance premiums and taxes for loans that require private mortgage insurance.

      Citizens' underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

         The following table shows Citizens' loan origination and repayment activity during the periods indicated:

                                                                   Year Ended June 30,
                                                  ----------------------------------------------------
                                                    1997                  1996                  1995
                                                  --------              --------              --------
                                                                     (In thousands)
Loans Originated:
     Real estate mortgage loans:
       Residential loans........................    $9,253              $  8,738              $  5,748
       Nonresidential loans.....................       202                   175                    19
       Multi-family loans.......................       102                   ---                    56
     Construction loans.........................     2,503                 1,603                   356
     Installment loans..........................     1,434                 1,076                   961
     Single pay loans...........................     2,818                 2,834                 3,063
     Loans secured by deposits..................         5                    63                     6
     Home equity loans..........................     1,156                   930                 1,054
     Home improvement loans.....................       ---                   ---                   ---
                                                  --------              --------              --------
         Total originations.....................    17,473                15,419                11,434
     Loans purchased............................       ---                    64                   ---
Reductions:
     Principal loan repayments..................   (13,251)              (10,279)               (8,263)
     Loans sold.................................       (91)                  ---                   ---
     Transfers from loans to real estate owned..       ---                   ---                   ---
                                                  --------              --------              --------
         Total reductions.......................   (13,342)              (10,279)               (8,263)
     Decrease in other items (1)................       (88)                  (88)                  (37)
                                                  --------              --------              --------
     Net increase (decrease) ...................  $  4,043              $  5,116              $  3,134
                                                  ========              ========              ========


(1) Other items consist of amortization of deferred loan origination costs and the provision for losses on loans.

      Citizens' residential loan originations during the year ended June 30, 1997 totaled $9.3 million, compared to $8.7 million and $5.7 million in the years ended June 30, 1996 and 1995, respectively.

      Origination and Other Fees. Citizens realizes income from late charges, checking account service charges, and fees for other miscellaneous services. Citizens currently charges origination fees on its mortgage loans of 1% of the loan amount, up to $100,000, and .5% of the amount of the loan that exceeds $100,000. Citizens also may charge points on a mortgage loan as consideration for a lower interest rate, although it does so infrequently. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

      After a mortgage loan becomes 15 days past due, Citizens delivers a delinquency notice to the borrower. When loans are 30 to 60 days in default, Citizens sends additional delinquency notices and makes personal contact by telephone with the borrower to establish acceptable repayment schedules. When loans become 60 days in default, Citizens again contacts the borrower, this time in person, to establish acceptable repayment schedules. When a mortgage loan is 90 days delinquent, Citizens will have either entered into a workout plan with the borrower or referred the matter to its attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

      Citizens reviews mortgage loans on a regular basis and places such loans on a non-accrual status when they become 90 days delinquent. Generally, when loans are placed on a non-accrual status, unpaid accrued interest is written off, and further income is recognized only to the extent received.

      Non-performing Assets. At June 30, 1997, $344,000, or .74% of total assets, were non-performing (non-performing loans and non-accruing loans) compared to $222,000, or .50%, of total assets at June 30, 1996. At June 30, 1997, residential loans and consumer loans accounted for $130,000 and $173,000, respectively, of non-performing assets. Citizens had no Real Estate Owned ("REO") properties as of June 30, 1997.

      The table below sets forth the amounts and categories of Citizens' non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is Citizens' policy that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                                                      At June 30,
                                            --------------------------------
                                            1997         1997           1995
                                            ----         ----           ----
                                                (Dollars in thousands)
Non-performing assets:
   Non-performing loans.................     $303         $181          $ 98
   Troubled debt restructurings.........       41           41            42
     Total non-performing loans.........      344          222           140
   Foreclosed real estate...............      ---          ---           ---
                                             ----         ----          ----
     Total non-performing assets........     $344         $222          $140
                                             ====         ====          ====

Non-performing loans to total loans.....     0.89%        0.64%         0.48%

Non-performing assets to total assets...     0.74%        0.50%         0.35%

      Interest on loans was $8,000, $4,000, and $2,000 less than would have been reported for the years ended June 30, 1997, 1996 and 1995, respectively, if the non-performing loans summarized above had been current in accordance with their original terms. Citizens received $9,000 in interest on non-performing loans during the year ended June 30, 1997.

      At June 30, 1997, Citizens held loans delinquent from 30 to 59 days totaling approximately $596,000. Other than these loans and the other delinquent loans disclosed elsewhere in this section, Citizens was not aware of any other loans, the borrowers of which were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at June 30, 1997, 1996, and 1995, relating to delinquencies in Citizens's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.



                                       At June 30, 1997
                          -------------------------------------------------
                                60-89 Days             90 Days or More
                          ----------------------- -------------------------
                                        Principal                Principal
                            Balance     Number      Balance         Number
                           of Loans     of Loans    of Loans      of Loans
---------------------------------------------------------------------------

Residential
   mortgage loans..........     1        $10           5          $130
Nonresidential
   mortgage loans..........     1         24         ---           ---
Multi-family
   mortgage loans..........   ---        ---         ---           ---
Installment loans..........     2         16           6            37
Single pay loans...........   ---        ---           1            84
Loans secured
   by deposit..............   ---        ---         ---           ---
Home equity loans..........   ---        ---           5            52
Home improvement loans.....   ---        ---         ---           ---
                             ----       ----        ----          ----
   Total...................     4        $50          17          $303
                              ===        ===          ==          ====
Delinquent loans to
   total loans.............                                        .92%
                                                                   ===



                                      At June 30, 1996                               At June 30, 1995
                           ---------------------------------------------   -------------------------------------------
                              60-89 Days            90 Days or More            60-89 Days        90 Days or More
                           ---------------------  ----------------------  -------------------- -----------------------
                                       Principal                Principal            Principal               Principal
                           Balance       Number    Balance        Number    Balance    Number    Balance      Number
                            of Loans   of Loans  of Loans      of Loans   of Loans  of Loans    of Loans     of Loans
--------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Residential
   mortgage loans.........       7       $158         8          $  89         6       $133          3          $41
Nonresidential
   mortgage loans.........     ---        ---       ---            ---       ---        ---        ---          ---
Multi-family
   mortgage loans.........     ---        ---       ---            ---       ---        ---        ---          ---
Installment loans.........       6         16         8             35         5         25          3            9
Single pay loans..........       4         24         2             12         1          2          3           27
Loans secured
   by deposit.............     ---        ---       ---            ---       ---        ---        ---          ---
Home equity loans.........       1          6         3             45         1         10          2           21
Home improvement loans....     ---        ---       ---            ---       ---        ---        ---          ---
                                --       ----        --           ----        --       ----         --        -----
   Total..................      18       $204        21           $181        13       $170         11        $  98
                                ==       ====        ==           ====        ==       ====         ==        =====
Delinquent loans to
   total loans............                                        1.12%                                         .91%
                                                                  ====                                          ===

      Classified assets. Federal regulations and Citizens' Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

      At June 30, 1997, the aggregate amount of Citizens' classified assets, and of its general and specific loss allowances were as follows:
                                                               At June 30, 1997
                                                                (In thousands)

Substandard assets...............................................      $190
Doubtful assets..................................................       ---
Loss assets......................................................       ---
                                                                       ----
    Total classified assets......................................      $190
                                                                       ====
General loss allowances..........................................      $212
Specific loss allowances.........................................       ---
                                                                       ----
    Total allowances.............................................      $212
                                                                       ====

      Citizens regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with Citizens' review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In the opinion of management, Citizens' allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 1997. However, there can be no assurance that regulators, when reviewing Citizens' loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended June 30, 1997.


                                                                        Year Ended June 30,
                                                            1997                1996                    1995
                                                            ----                ----                    ----
                                                                     (Dollars in thousands)
Balance at beginning of period.........................      $138               $  46                  $  49
Charge-offs:
   Residential mortgage loans..........................       ---                 ---                    ---
   Nonresidential mortgage loans.......................       ---                 ---                    ---
   Multi-family loans..................................       ---                 ---                    ---
   Construction loans..................................       ---                 ---                    ---
   Installment loans...................................       (11)                ---                    (11)
   Single pay loans....................................       ---                 ---                    (26)
   Loans secured by deposits...........................       ---                 ---                    ---
   Home equity loans...................................       ---                 ---                    ---
   Home improvement loans..............................       ---                 ---                    ---
                                                             ----                ----                  -----
     Total charge-offs.................................       (11)                ---                    (37)
                                                             ----                ----                  -----
Recoveries:
   Residential mortgage................................       ---                   2                    ---
   Single pay..........................................         2                   1                    ---
   Installment.........................................       ---                   9                      2
                                                             ----                ----                  -----
     Total recoveries..................................         2                  12                      2
                                                             ----                ----                  -----
Net (charge-offs) recoveries...........................        (9)                 12                    (35)
Provision for losses on loans..........................        83                  80                     32
                                                             ----                ----                  -----
Balance end of period..................................      $212                $138                  $  46
                                                             ====                ====                  =====
Allowance for loan losses as a percent of
total loans outstanding................................      0.55%               0.40%                  0.16%
Ratio of net (charge-offs) recoveries
to average loans outstanding...........................      (.03)                .04                   (.12)

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Citizens' allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Citizens' use of the allowance to absorb losses in other categories.



                                                                            At June 30,
                                                 1997                          1996                           1995
                                        -----------------------        ----------------------         ---------------------
                                                       Percent                       Percent                        Percent
                                                      of loans                      of loans                       of loans
                                                       in each                       in each                        in each
                                                      category                      category                       category
                                                      to total                      to total                       to total
                                         Amount         loans           Amount        loans            Amount        loans
                                         ------         -----           ------        -----            ------        -----
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Real estate mortgage loans:
     Residential......................       $81      75.96%               $49      75.35%                 $15       74.75%
     Nonresidential...................         3       2.09                  1       2.00                  ---        2.13
     Multi-family.....................         4       3.94                  3       4.58                    1        5.64
   Construction loans.................        27       3.61                 11       2.50                    2        1.19
   Installment loans..................        53       4.31                 41       3.70                   11        3.58
   Loans secured by deposits..........       ---        .04                ---        .18                  ---         .02
   Home equity loans..................         8       5.32                  6       5.60                    6        6.62
   Home improvement loans.............       ---        .02                ---        .03                  ---         .05
   Single pay loans...................        36       4.71                 27       6.06                   11        6.02
                                            ----     ------               ----     ------                  ---      ------
   Total..............................      $212     100.00%              $138     100.00%                 $46      100.00%
                                            ====     ======               ====     ======                  ===      ======

Investments

     Investments. Citizens' investment portfolio consists of equity interests in pooled investment trusts, and Federal Home Loan Bank ("FHLB") stock. At June 30, 1997, approximately $493,000, or 1.1%, of Citizens' total assets consisted of such investments.
Citizens also had $3.3 million in interest-earning deposits as of that date.

      The following table sets forth the amortized cost and the market value of Citizens' investment portfolio at the dates indicated.

                                                                             At June 30,
                                                  1997                          1996                          1995
                                        ---------------------          ---------------------          ---------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                                                              (In thousands)
Available for Sale:
   Equity interests in pooled
     investment trusts................     $161         $161              $3,087       $3,003           $2,913       $2,832
FHLB stock............................      332          332                 332          332              332          332
                                           ----         ----              ------       ------           ------       ------
     Total investments................     $493         $493              $3,419       $3,335           $3,245       $3,164
                                           ====         ====              ======       ======           ======       ======

     The following table sets forth the amount of investment securities (excluding FHLB stock) which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1997.

                                                                          Amount at June 30, 1997 which matures in
                                                      One Year             One Year              Five Years             After
                                                       or Less           to Five Years          to Ten Years           Ten Years
                                                       -------           -------------          ------------           ---------
                                                 Amortized   Average   Amoritzed  Average    Amortized  Average   Amortized  Average
                                                   Cost       Yield      Cost      Yield       Cost      Yield      Cost      Yield
                                                   ----       -----      ----      -----       ----      -----      ----      -----
                                                                             (Dollars in thousands)

Equity interests in pooled investment trusts....   $161      5.99%       $---       ---%         $---        ---%     $---     ---%

Sources of Funds

      General. Deposits have traditionally been Citizens' primary source of funds for use in lending and investment activities. In addition to deposits, Citizens derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. The deposits shown below include approximately $3.4 million in public funds deposited by various state, county and local governments which may fluctuate depending upon prevailing interest rates and the rates offered by Citizens' competitors. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

      Deposits. Citizens attracts deposits principally from within Clinton County through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. Citizens does not actively solicit or advertise for deposits outside of Clinton County, and substantially all of its depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Citizens does not pay broker fees for any deposits it receives.

      Citizens establishes the interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. Citizens relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits. Citizens also closely prices its deposits to the rates offered by its competitors.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that Citizens offers has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. Citizens has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Citizens manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that Citizens' passbook, NOW and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates Citizens pays on these deposits, have been and will continue to be significantly affected by market conditions.

      An analysis of Citizens' deposit accounts by type, maturity, and rate at June 30, 1997, is as follows:

                                               Minimum        Balance at                          Weighted
                                               Opening         June 30,            % of            Average
Type of Account                                Balance           1997            Deposits           Rate
--------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts.......... $      50              $6,905           18.99%            3.22%
   Variable rate, money market............     2,500               3,170            8.72             3.30
   NOW accounts...........................        50               4,072           11.20             2.09
                                                                 -------          ------
     Total withdrawable...................                        14,147           38.91             2.91

Certificates (original terms):
   3 months or less.......................     1,000               1,074            2.95             5.37
   6 months...............................     1,000               4,134           11.37             5.04
   12 months..............................     1.000                 966            2.66             4.81
   13 months..............................     5,000               2,370            6.52             5.42
   18 months..............................     1,000                 587            1.61             4.93
   23 months..............................     5,000               4,154           11.43             5.79
   30 months .............................     1,000               1,146            3.15             5.27
   36 months..............................     1,000                 947            2.61             5.22
   Other certificates.....................     1,000               3,566            9.81             6.00
                                                                 -------          ------
Total certificates........................                        18,944           52.11             5.46
IRA's:
   Variable rate, money market............        50                 184            0.51             3.25
   6 months...............................     1,000                  34            0.09             4.53
   12 months..............................     1.000                 151            0.42             4.74
   18 months..............................     1,000                  19            0.05             4.91
   23 months..............................     1,000               1,578            4.34             5.78
   36 months..............................     1,000               1,157            3.18             5.23
   Other certificates.....................     1,000                 141            0.39             5.99
                                                                 -------          ------
Total IRA's...............................                         3,264            8.98             5.39
                                                                 -------          ------
Total deposits............................                       $36,355          100.00%            4.49%
                                                                 =======          ======

      The following table sets forth by various interest rate categories the composition of Citizens' time deposits at the dates indicated:

                                             At June 30,
                           1997                  1996                  1995
                           ------------------------------------------------
(In thousands)
3.00 to 3.99%........  $      ---          $       ---            $      219
4.00 to 4.99%........       3,593                5,173                 6,588
5.00 to 5.99%........      15,702               10,629                 7,000
6.00 to 6.99%........       2,604                5,283                 4,349
7.00 to 7.99%........         120                  484                   866
8.00 to 8.99%........           5                    5                   587
                          -------              -------               -------
   Total.............     $22,024              $21,574               $19,609
                          =======              =======               =======

     The average amount of and average interest rate paid on, the following deposits categories which were in excess of ten percent of average total deposits are as follows:

                                                      Years ended June 30,
                                 1997                         1996                        1995
                          --------------------         ---------------------     -----------------------
                          Average      Average         Average      Average        Average      Average
                          Balance     Rate Paid        Balance     Rate Paid       Balance     Rate Paid
                          -------     ---------        -------     ---------       -------     ---------
Passbook accounts         $6,679         3.24%       $  6,867        3.25%      $   7,523         3.24%
NOW accounts               4,081         2.12           3,843        2.06           3,773         2.37
Money market accounts      3,303         3.30           3,233        3.30           3,389         3.30
Time deposit accounts     22,374         5.49          20,513        5.47          17,920         5.45

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 1997. Matured certificates, which have not been renewed as of June 30, 1997, have been allocated based upon certain rollover assumptions.

                                                  Amounts at June 30, 1997
                        One Year                 Two                  Three             Greater Than
                         or Less                Years                 Years              Three Years
                         -------                -----                 -----              -----------
                                                       (In thousands)
3.00 to 3.99%......  $       ---            $     ---             $     ---             $     ---
4.00 to 4.99%......        3,540                   53                   ---                    --
5.00 to 5.99%......        8,979                5,089                 1,284                   350
6.00 to 6.99%......          735                  245                   272                 1,352
7.00 to 7.99%......           20                  ---                   ---                   100
8.00 to 8.99%......          ---                  ---                   ---                     5
                         -------               ------                ------                ------
   Total...........      $13,274               $5,387                $1,556                $1,807
                         =======               ======                ======                ======


      The following table indicates the amount of Citizens' other certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

                                                       At June 30, 1997
   Maturity Period                                      (In thousands)
   Three months or less..............................        $3,300
   Greater than three months through six months......           200
   Greater than six months through twelve months.....           617
   Over twelve months................................           612
                                                             ------
        Total........................................        $4,729
                                                             ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits that Citizens offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                                    DEPOSIT ACTIVITY
                                                    Balance                     Increase        Balance                   Increase
                                                      at                       (Decrease)         at                     (Decrease)
                                                   June 30,          % of         from         June 30,        % of         from
                                                     1997          Deposits       1996           1996        Deposits       1995
                                                     ---------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts.................     $6,905         18.99%    $    207          $6,698      18.82%         $(195)
   Variable rate, money market...................      3,170          8.72          139           3,031       8.51            263
   NOW accounts..................................      4,072         11.20           (2)          4,074      11.44            488
     Total withdrawable..........................     14,147         38.91          344          13,803      38.77            556
Certificates (original terms):
   3 months......................................      1,074          2.95       (1,788)          2,862       8.04          1,300
   6 months......................................      4,134         11.37        1,591           2,543       7.14            395
   12 months.....................................        966          2.66           23             943       2.65            (29)
   13 months.....................................      2,370          6.52          360           2,010       5.65             36
   18 months.....................................        587          1.61          286             301       0.85             63
   23 months.....................................      4,154         11.43          470           3,684      10.35          1,189
   30 months ....................................      1,146          3.15         (184)          1,330       3.74           (466)
   36 months.....................................        947          2.61         (292)          1,239       3.48           (265)
   Other certificates............................      3,566          9.81         (189)          3,755      10.54           (328)
                                                     -------        ------        -----         -------     ------         ------
Total certificates...............................     18,944         52.11          277          18,667      52.44          1,895
IRA's
   Variable rate, money market...................        184          0.51          (40)            224       0.63            (95)
   6 months......................................         34          0.09           (2)             36       0.10              1
   12 months.....................................        151          0.42          (12)            163       0.46            (91)
   18 months.....................................         19          0.05           19             ---       0.00            ---
   23 months.....................................      1,578          4.34          632             946       2.66            523
   30 months.....................................        ---            ---         ---             ---        ---             (6)
   36 months ....................................      1,157          3.18         (472)          1,629       4.58           (326)
   Other certificates............................        141          0.39            9             132       0.36            (32)
                                                     -------        ------        -----         -------     ------         ------
   Total IRA's...................................      3,264          8.98          134           3,130       8.79            (26)
                                                     -------        ------        -----         -------     ------         ------
Total deposits...................................    $36,355        100.00%       $ 755         $35,600     100.00%        $2,425
                                                     =======        ======        =====         =======     ======         ======

      Total deposits at June 30, 1997 were approximately $36.3 million, compared to approximately $35.6 million at June 30, 1996. Citizens' deposit base depends somewhat upon the manufacturing sector of Clinton County's economy. Although Clinton County's manufacturing sector is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Citizens' ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

      In the unlikely event of Citizens' liquidation after the Conversion, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Citizens.

      Borrowings. Citizens' focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At June 30, 1997, Citizens had borrowings in the amount of $4.0 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through October, 1998. Citizens is required to maintain eligible loans in its portfolio of at least 170% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Citizens does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

      The following table presents certain information relating to Citizens' borrowings at or for the years ended June 30, 1997, 1996 and 1995.

                                                          At or for the Year
                                                            Ended June 30,
                                             1997                1996               1995
                                             -------------------------------------------
                                                   (Dollars in thousands)
FHLB Advances:
   Outstanding at end of period............  $4,000              $3,000            $1,500
   Average balance outstanding for period..   3,212               1,923               462
   Maximum amount outstanding at any
     month-end during the period...........   5,000               3,000             1,500
   Weighted average interest rate
     during the period.....................    5.41%               5.94%             6.24%
   Weighted average interest rate
     at end of period......................    6.51                5.82              5.87


Service Corporation Subsidiaries

      OTS regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specified activities if it determines such activities pose a serious threat to the SAIF. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

      Citizens currently owns one subsidiary, Citizens Loan and Service Corporation ("CLSC"), which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Citizens from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to homebuyers. CLSC ordinarily receives payment when title is transferred.

      CLSC owns a 104-acre tract of contiguous land on which it is presently developing 59 acres. CLSC intends to complete the development of the remainder of the property in approximately ten years. The 59 acres that are presently being developed will include 64 building lots known as the Southridge Addition, and 89 building lots known as the Meadow Brook Addition. Both of these Additions have been annexed into the Town of Frankfort. Citizens purchased this land in 1989 intending to develop these housing additions. However, following enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989, the FDIC directed Citizens to transfer its interest in these developments to CLSC, which Citizens did, effective June 30, 1994. Phase I of the development includes 33 completed lots in the Southridge Addition, of which 22 lots have been sold and on which 21 houses have been completed, and 26 lots in the Meadow Brook Addition, of which 3 lots have been sold with houses presently under construction on those lots, one of which is a "speculative house" that Citizens financed. The Southridge lots have been priced generally at $19,000 to $22,000 each, with completed homes selling generally for $90,000 to $120,000, and the Meadow Brook lots have been priced generally at $23,000 to $26,000 with completed homes expected to sell generally for $100,000 to $150,000. CLSC intends to develop the remaining 31 lots in the Southridge Addition beginning in 1998. Phase II and Phase III of the Meadow Brook development, consisting of approximately 63 lots, are still in the design stage. CLSC also intends to develop a 25-acre tract located in Frankfort, with homes generally selling for $175,000 to $300,000. This project is in the early stages of development.

      CLSC intends ultimately to develop the remaining 20-acre parcel of land, known as the Mann tract, that it presently owns. The development of this land, which is part of the 104-acre tract discussed above, likely will not be completed for approximately 10 years. The Mann tract is presently being leased for farming purposes. CLSC has no present intentions to acquire additional land for development purposes.

      CLSC earned a profit of $11,000 for the year ended June 30, 1997, and $24,000 for the year ended June 30, 1996 and $2,000 for the year ended June 30, 1995. At June 30, 1997, Citizens had an investment in CLSC of $469,000 and loans outstanding to CLSC of approximately $524,000 with an interest rate set at the prime rate plus 1 percent. Citizens' consolidated statements of income included elsewhere herein include the operations of CLSC. All intercompany balances and transactions have been eliminated in the consolidation.

Employees

      As of June 30, 1997, Citizens employed 12 persons on a full-time basis and five persons on a part-time basis. None of Citizens' employees is represented by a collective bargaining group and management considers its employee relations to be good.

      Citizens' employee benefits for full-time employees include, among other things, a Pentegra Group (formerly known as Financial Institutions Retirement
Fund) defined benefit pension plan, a noncontributory, multiple-employer comprehensive pension plan (the"Pension Plan"), and hospitalization/major medical, long-term disability insurance and life insurance.

      Management considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area.

                                   COMPETITION

      Citizens originates most of its loans to and accepts most of its deposits from residents of Clinton County, Indiana. Citizens is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in Clinton County with significantly larger resources than are available to Citizens. In total, there are five other financial institutions located in Clinton County. Citizens also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

      The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Citizens competes for loan originations primarily through the efficiency and quality of the services that it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that Citizens cannot readily predict.

                                   REGULATION

General

      As a federally chartered, SAIF-insured savings association, Citizens is subject to extensive regulation by the OTS and the FDIC. For example, Citizens must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Citizens' books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. Citizens' semi- annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $7,800.

      Citizens is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of securities, and limitations upon other aspects of banking operations. In addition, Citizens' activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

      The United States Congress is considering legislation that would require all federal savings associations, such as Citizens, to either convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and Citizens.

Savings and Loan Holding Company Regulation

      As the holding company for Citizens, the Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Citizens is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

      In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

      The Holding Company's Board of Directors presently intends to operate the Holding Company as a unitary savings and loan holding company. OTS regulations generally do not restrict the permissible business activities of a unitary savings and loan holding company.

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At June 30, 1997, Citizens' asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

      If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Citizens, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than Citizens or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

      The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

      Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

      No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

      Citizens is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an
independent   agency,   controls  the  FHLB  System,   including   the  FHLB  of
Indianapolis.

      As a member, Citizens is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 1997, Citizens' investment in stock of the FHLB of Indianapolis was $332,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 1997, dividends paid by the FHLB of Indianapolis to Citizens totaled approximately $26,000, for an annual rate of 7.84%.

Insurance of Deposits

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as Citizens and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law. See "-- Assessments" below.

      Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

      On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Citizens was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Citizens recognized this one-time assessment as a non-recurring operating expense of $211,000 ($127,000 after tax) during the three-month period ending September 30, 1996, and Citizens paid this assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Citizens' annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 1997, Citizens was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, Citizens would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. Citizens nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of June 30, 1997, Citizens' interest rate risk was slightly outside the parameters set forth in the regulation.

      If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1997, Citizens was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

      The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

      An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." Citizens is currently a Tier 1 Institution.

      A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. Accordingly, at June 30, 1997, Citizens had available approximately $1,489,000 for distribution, without consideration of any capital infusion from the Conversion.

      The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

      Pursuant to the Plan of Conversion, Citizens will establish a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. See "The Conversion -- Principal Effects of Conversion." Citizens will not be permitted to pay dividends to the Holding Company if its net worth would be reduced below the amount required for the liquidation account. Citizens must also must file a notice with the OTS 30 days before declaring a dividend to the Holding Company.

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Citizens does not believe that these regulations will have a materially adverse effect on its current operations.

Safety and Soundness Standards

      On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

Real Estate Lending Standards

      OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

      Under OTS regulations, Citizens may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 1997, Citizens did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Citizens does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings following the Conversion.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If Citizens maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, Citizens will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of June 30, 1997, Citizens was in compliance with its QTL requirement, with approximately 88% of its assets invested in QTIs.

      A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

      The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

      Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

      The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

      Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocial basis. The Indiana Branching Law became effective March 15, 1996.

Transactions with Affiliates

      Citizens is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

      The shares of Common Stock of the Holding Company will be registered with the SEC under the Securities Exchange Act of 1934, as amended (the "1934 Act") as soon as practicable following the Conversion. The Holding Company will be subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following Citizens' conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

      Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

      Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated Citizens' record of meeting community credit needs as outstanding, which is the highest available designation.

                                    TAXATION

Federal Taxation

      Historically, savings associations, such as Citizens, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. Citizens will recapture approximately $60,000 over a six-year period beginning with the June 30, 1997 federal tax return. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions.

      Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

      For federal income tax purposes, Citizens has been reporting its income and expenses on the accrual method of accounting. Citizens' federal income tax returns have not been audited in recent years.

State Taxation

      Citizens is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

      Citizens' state income tax returns have not been audited in recent years.

Current Accounting Issues

      In November 1993, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 93-6, "Employer's Accounting for Employee Stock Ownership Plans." The SOP, among other things, changed the measure of compensation expense recorded by employers from the cost of employee stock ownership plan shares allocated to employees during the period to the fair value of employee stock ownership plan shares allocated. Assuming the acquisition of shares of stock by the ESOP, the application of SOP 93-6 is likely to result in fluctuations in compensation expense due to changes in the fair value of the stock.

      In October, 1995, the FASB issued SFAS No. 123 entitled "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting and disclosing the amount of stock-based compensation paid to employees. Historically, Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" has measured compensation cost using the method based on the award's intrinsic value. Those electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, when presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The disclosure provisions of SFAS No. 123 have been adopted by Citizens. Management does not believe that adoption of SFAS No. 123 disclosure provisions will have a material adverse effect on Citizens' consolidated financial position or results of operations.

      In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 superseded portions of SFAS No. 122. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations and transfers of receivables with recourse. An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract. A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value. SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor. SFAS No. 125 is effective for applicable transactions occurring after December 31, 1996, and is to be applied prospectively. Retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on Citizens' financial position or results of operations.

Item 2.   Properties.

         The following table provides certain information with respect to Citizens' office as of June 30, 1997:

                                                                           Net Book
                                                                           Value of
                                                                           Property,            Approximate
    Description        Owned or           Year            Total           Furniture &             Square
    and Address         leased           Opened         Deposits           Fixtures               Footage
    -----------         ------           ------         --------           --------               -------
                                                 (Dollars in thousands)
60 South Main Street     Owned            1977           $36,355             $578                 13,924
Frankfort, IN 46041

      Citizens owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Citizens' electronic data processing equipment was approximately $21,000 at June 30, 1997.

      Citizens operates one automated teller machine ("ATM"), which is located in the vestibule of its office. Citizens' ATM participates in the Cirrus(R) and MagicLine(R) networks.

      Citizens has also contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $8,500 per month.

      Citizens has contracted with the FHLB of Indianapolis for item processing for a fee of approximately $3,000 per month.

Item 3.  Legal Proceedings.

         Neither the Holding Company nor Citizens is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or Citizens' business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended June 30, 1997.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.

         Name                     Position with Holding Company
         Fred W. Carter           Chairman of the Board, President and
                                        Chief Executive Officer
         Stephen D. Davis         Treasurer
         Cindy S. Chambers        Secretary

      Fred W. Carter (age 65) has served as President and Chief Executive Officer of Citizens and CLSC since 1972, and of the Holding Company since 1997. Mr. Carter has been an employee of Citizens since 1966 and is the father of Cindy S. Chambers, Citizens' Secretary and Customer Service Manager.

      Cindy S. Chambers (age 43) has served as Citizens' Corporate Secretary since 1988 and as Citizens' Customer Service Manager since 1982. She has served as the Holding Company's secretary since 1997 and is the daughter of Fred W. Carter, Citizens' President and Chief Executive Officer.

      Stephen D. Davis (age 41) has served as Citizens' Controller since 1989 and as the Holding Company's Treasurer since 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The Holding Company's common stock, without par value ("Common Stock"), is listed over-the-counter through the OTC "Electronic Bulletin Board" under the symbol "CIBC." The Holding Company shares began to trade on September 18, 1997. The high and low bid prices for the period September 18, 1997 to October 20, 1997, were $15 1/2 and $13 3/4, respectively. Since the Holding Company has no independent operation or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of Citizens to pay dividends to the Holding Company and upon the earnings on its investment securities.

         Under current federal income tax law, dividend distributions to the Holding Company, to the extent that such dividends paid are from the current or accumulated earnings and profits of Citizens (as calculated for federal income tax purposes), will be taxable as ordinary income to the Holding Company and will not be deductible by Citizens. Because the Holding Company and Citizens do not file a consolidated federal income tax return however, the dividends will be eligible for a 100% dividends-received deduction by the Holding Company. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from Citizens' accumulated bad debt reserves, which could result in increased federal income tax liability for Citizens. Moreover, Citizens may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

         Generally, there is no OTS regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of Citizens. The FDIC also has authority under current law to prohibit a financial institution from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the financial institution. Indiana law, however, would prohibit the Holding Company from paying a dividend, if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

         The Holding Company paid no dividends to its shareholders in the fiscal year ended June 30, 1997.

Item 6.  Selected Financial Data.

         The following selected financial data of the Holding Company is qualified in its entirety, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Form 10-K.

                                                                                            AT JUNE 30,
                                                                              1997             1996              1995
                                                                              ----             ----              ----
                                                                                          (In thousands)
Summary of Selected Consolidated Financial Condition Data:
Total assets......................................................          $46,353           $44,235          $39,727
Loans receivable, net (1).........................................           38,435            34,391           29,275
Cash on hand and in other institutions (2)........................            4,125             3,308            4,310
Investment securities available for sale..........................              161             3,003            2,832
Cash surrender value of life insurance contract...................            1,076             1,035               99
FHLB advances.....................................................            4,000             3,000            1,500
Deposits..........................................................           36,355            35,600           33,175
Retained income...................................................            5,691             5,320            4,841
Unrealized loss on investment securities
   available for sale.............................................              ---              (51)             (49)

                                                                                        YEAR ENDED JUNE 30,
                                                                              1997             1996              1995
                                                                            -------           -------          -------
                                                                                          (In thousands)
Summary of Selected Consolidated Operating Data:
Total interest income.............................................           $3,509            $3,186           $2,742
Total interest expense............................................            1,814             1,653            1,370
                                                                            -------           -------          -------
   Net interest income............................................            1,695             1,533            1,372
Provision for loan losses.........................................               83                80               32
   Net interest income after
     provision for loan losses....................................            1,612             1,453            1,340
Other income:
   Fees and service charges.......................................              138               152              151
   Other..........................................................               21                94               70
                                                                            -------           -------          -------
     Total other income...........................................              159               246              221
Other expense:
   Salaries and employee benefits.................................              485               415              387
   Occupancy expense..............................................              114               118              109
   Data processing expense........................................              108               101              105
   Federal insurance premiums.....................................              259                77               75
   Other..........................................................              251               256              248
                                                                            -------           -------          -------
   Total  other expense...........................................            1,217               967              924
                                                                            -------           -------          -------
Income before income taxes........................................              554               732              637
Income taxes......................................................              183               253              231
                                                                            -------           -------          -------
Income before cumulative effect of
   change in accounting principle.................................              371               479              406
Cumulative effect of change in
   accounting for income taxes....................................              ---               ---              ---
                                                                            -------           -------          -------
   Net income.....................................................          $   371           $   479          $   406
                                                                            =======           =======          =======
Supplemental Data:
Interest rate spread during period................................             3.75%              3.75%            3.69%
Net yield on interest-earning assets (3)..........................             4.02              3.99             3.92
Return on assets (4)..............................................              .82              1.15             1.07
Return on equity (5)..............................................             6.81              9.52             8.89
Equity to assets (6)..............................................            12.28             11.91            12.06
Average interest-earning assets to average
   interest-bearing liabilities...................................           106.31            105.61           105.84
Non-performing assets to total assets (6).........................              .74               .50              .35
Allowance for loan losses to total loans
   outstanding (6)................................................              .55               .40              .16
Allowance for loan losses to
   non-performing loans (6).......................................            61.57             62.51            33.19
Net (charge-offs) recoveries to average
   total loans outstanding .......................................            (.03)               .04            (.12)
Other expenses to  average assets (7).............................             2.67              2.32             2.44
Number of full service offices (6)................................                1                 1                1

(1) Net of allowance for loan losses, deferred fees and escrow.

(2) Includes certificates of deposit in other financial institutions.

(3) Net interest income divided by average interest-earning assets.

(4) Net income divided by average total assets.

(5) Net income divided by average total equity.

(6) At end of period.

(7) Other expenses divided by average total assets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         The Holding Company was incorporated for the purpose of owning all of the outstanding shares of Citizens. As a result, the discussion that follows focuses on Citizens' financial condition and results of operations prior to September 18, 1997, the date of the Conversion. The following discussion and analysis of the financial condition as of June 30, 1997 and Citizens' results of operations for periods prior to that date should be read in conjunction with and with reference to the consolidated financial statements and the notes thereto included herein.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Holding Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Holding Company's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

      1.    Management's determination of the amount of loan loss allowance;

      2.    The effect of changes in interest rates;

      3.    Changes in deposit insurance premiums; and

      4. Proposed legislation that would eliminate the federal thrift charter and the separate federal regulation of thrifts.

Asset/Liability Management

         Citizens is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short- and medium-term maturities, mature or reprice at different rates than its interest-earning assets. Management believes it is critical to manage the relationship between interest rates and the effect on net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Citizens manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by its Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

         Interest risk exposure is monitored monthly by an Asset/Liability Management Committee which considers various factors such as current local and national economic conditions and interest rate outlook as well as Citizens' loan and deposit demand, pricing and maturity structure. This Committee periodically updates Citizens' interest rate risk strategy which primarily involves modifying asset/liability terms and mix as considered appropriate. An increased emphasis on consumer loans, which generally have shorter terms to maturity than residential mortgage loans, in addition to an increase in the volume of adjustable-rate loans, including multi-family and non-residential mortgage loans and home equity lines of credit, have been the major strategies for asset management. Citizens has also attempted to lengthen the average maturity of its liabilities by offering special rates on longer term certificates of deposit. Long term advances from the FHLB of Indianapolis are also an available source of funds which could help Citizens with future liability management.

      The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As Citizens does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

      Presented below, as of June 30, 1997, is an analysis performed by the OTS of Citizens' interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At June 30, 1997, 2% of the present value of Citizens' assets was approximately $961,000. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.1 million at June 30, 1997, Citizens would have been required to deduct $64,000 from its total capital available to calculate its risk based capital requirement if Citizens had been subject to the OTS' reporting requirements under this methodology. Citizens' exposure to interest rate risk results from the concentration of fixed rate mortgage loans in its portfolio.


      Change                     Net Portfolio Value                                       NPV as % of Present Value of Assets
     In Rates              $ Amount              $ Change              % Change              NPV Ratio              Change
--------------------------------------------------------------------------------------------------------------------------
                                          (Dollars in thousands)
        + 400 bp *            $4,933            $(2,387)               (33)%                   11.02%               (422) bp
        + 300 bp               5,588             (1,732)               (24)%                   12.24%               (300) bp
        + 200 bp               6,232             (1,088)               (15)%                   13.40%               (184) bp
        + 100 bp               6,827               (493)                (7)%                   14.43%                (81) bp
            0 bp               7,320                ---                ---  %                  15.24%                ---  bp
        - 100 bp               7,575                255                  3  %                  15.61%                  37 bp
        - 200 bp               7,504                184                  3  %                  15.40%                  16 bp
        - 300 bp               7,424                104                  1  %                  15.18%                  (6)bp
        - 400 bp               7,543                223                  3  %                  15.30%                   6 bp

*  Basis points.

      As with any method of measuring interest rate risk, the methods of analysis presented above have certain shortcomings. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Average Balances and Interest Rates and Yields

         The following tables present at the fiscal years ended June 30, 1997, 1996 and 1995, the average daily balances of each category of Citizens' interest-earning assets and interest-bearing liabilities, and the interest earned or paid on such amounts.

                                                                             Year Ended June 30,
                                                    1997                            1996                          1995
                                         ----------------------------    ----------------------------   ----------------------------
                                         Average             Average     Average              Average   Average             Average
                                         Balance  Interest Yield/Cost    Balance  Interest  Yield/Cost  Balance Interest  Yield/Cost
                                         -------  -------- ----------    -------  --------  ----------  ------- --------  ----------
                                                                            (Dollars in thousands)
Interest-earning assets:
   Interest-bearing deposits............$  3,446 $   179      5.21%   $  3,109   $   182      5.85%   $  3,713  $   181     4.89%
   FHLB stock...........................    332       26      7.84         332        26      7.91         332       23     7.06
   Investment securities
     available for sale (1).............  1,527       94      6.14       3,001       174      5.81       2,832      154     5.43
   Loans receivable (2)................. 36,843    3,210      8.71      31,980     2,804      8.77      28,121    2,384     8.48
                                         ------    -----                ------     -----                ------    -----
     Total interest-earning assets...... 42,148    3,509      8.33      38,422     3,186      8.29      34,998    2,742     7.84
                                        =======                        =======                        ========
Interest-bearing liabilities:
   Deposits............................. 36,436    1,641      4.50      34,456     1,539      4.47      32,605    1,341     4.12
   FHLB advances........................  3,212      173      5.41       1,923       114      5.94         462       29     6.24
                                         ------    -----                ------     -----                ------    -----
     Total interest-bearing liabilities. 39,648    1,814      4.58      36,379     1,653      4.54      33,067    1,370     4.15
                                         ------    -----                ------     -----                ------    -----
Net interest-earning assets.............$ 2,500                        $ 2,043                        $  1,931
                                        =======                        =======                        ========
Net interest income.....................          $1,695                          $1,533                         $1,372
                                                  ======                          ======                         ======
Interest rate spread (3)................                      3.75%                           3.75%                         3.69%
                                                              ====                            ====                          ====
Net yield on weighted average
   interest-earning assets (4)..........                      4.02%                           3.99%                         3.92%
                                                              ====                            ====                          ====
Average interest-earning assets
   to average interest-bearing
   liabilities..........................  106.31%                       105.61%                         105.84%
                                          ======                        ======                          ======

(1) Includes securities available for sale at amortized cost prior to SFAS No. 115 adjustments.

(2) Total loans less loans in process. Average balances include non-accrual loans.

(3) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.

(4) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

Interest Rate Spread

         Citizens' results of operations have been determined primarily by net interest income and, to a lesser extent, fee income, miscellaneous income and general and administrative expenses. Citizens' net interest income is determined by the interest rate spread between the yields it earns on interest-earning assets and the rates paid on interest-bearing liabilities, and by the relative amounts of interest-earning assets and interest-bearing liabilities.

      The following table sets forth the weighted average effective interest rate that Citizens earned on its loan and investment portfolios, the weighted average effective cost of its deposits and advances, the interest rate spread, and net yield on weighted average interest-earning assets for the periods and as of the dates shown. Average balances are based on average monthly balances. Management believes that the use of month-end average balances instead of daily average balances has not caused any material difference in the information presented.

                                                             Year Ended June 30,
                                                    1997            1996             1995
                                                    -------------------------------------
Weighted average interest rate earned on:
   Interest-bearing deposits....................... 5.21%            5.85%           4.89%
   FHLB stock...................................... 7.84             7.91            7.06
   Investment securities........................... 6.14             5.81            5.43
   Loans receivable................................ 8.71             8.77            8.48
     Total interest-earning assets................. 8.33             8.29            7.84
Weighted average interest rate cost of:
   Deposits........................................ 4.50             4.47            4.12
   FHLB advances................................... 5.41             5.94            6.24
     Total interest-bearing liabilities............ 4.58             4.54            4.15
Interest rate spread (1)........................... 3.75%            3.75%           3.69%
                                                    ====             ====            ====
Net yield on weighted average
   interest-earning assets (2)..................... 4.02%            3.99%           3.92%
                                                    ====             ====            ====

(1) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities.

(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

         The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Citizens' interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume) and (2) changes in volume (changes in volume multiplied by old rate). Changes attributable to both rate and volume which cannot be segregated have been allocated proportionally to the change due to volume and the change due to rate.

                                                     Increase (Decrease) in Net Interest Income
                                                 ---------------------------------------------------
                                                                                              Total
                                                 Due to                Due to                  Net
                                                  Rate                 Volume                Change
                                                 -------               -------               -------
                                                                   (In thousands)
Year ended June 30, 1997 compared
to year ended June 30, 1996
   Interest-earning assets:
     Interest-bearing deposits...............     $ (21)                $   19                $   (2)
     FHLB stock..............................        (1)                   ---                    (1)
     Investment securities...................        10                    (90)                  (80)
     Loans receivable........................       (19)                   425                   406
                                                -------                   ----                  ----
       Total.................................       (31)                   354                   323
                                                -------                   ----                  ----
   Interest-bearing liabilities:
     Deposits................................        10                     92                   102
     FHLB advances...........................       (11)                    70                    59
                                                -------                   ----                  ----
       Total.................................        (1)                   162                   161
                                                -------                   ----                  ----
   Net change in net interest income.........   $   (30)                  $192                  $162
                                                =======                   ====                  ====
Year ended June 30, 1996 compared
to year ended June 30, 1995
   Interest-earning assets:
     Interest-bearing deposits...............    $   32                 $  (32)              $   ---
     FHLB stock..............................         3                    ---                     3
     Investment securities...................        11                     10                    21
     Loans receivable........................        84                    336                   420
                                                -------                   ----                  ----
       Total.................................       130                    314                   444
                                                -------                   ----                  ----
   Interest-bearing liabilities:
     Deposits................................       118                     79                   197
     FHLB advances...........................        (2)                    87                    85
                                                -------                   ----                  ----
       Total.................................       116                    166                   282
                                                -------                   ----                  ----
   Net change in net interest income.........    $   14                  $ 148                 $ 162
                                                =======                   ====                  ====
Year ended June 30, 1995 compared
to year ended June 30, 1994
   Interest-earning assets:
     Interest-bearing deposits...............    $   60                 $ (130)               $  (70)
     FHLB stock..............................         4                    ---                     4
     Investment securities...................        29                     17                    46
     Loans receivable........................        38                    300                   338
                                                -------                   ----                  ----
       Total.................................       131                    187                   318
                                                -------                   ----                  ----
   Interest-bearing liabilities:
     Deposits................................        42                     27                    69
     FHLB advances...........................       ---                     28                    28
                                                -------                   ----                  ----
       Total.................................        42                     55                    97
                                                -------                   ----                  ----
   Net change in net interest income.........    $   89                 $  132                 $ 221
                                                =======                   ====                  ====

Financial Condition at June 30, 1997 Compared to Financial Condition at June 30, 1996

      Citizens' total consolidated assets increased by $2.2 million, or 4.8%, to $46.4 million at June 30, 1997 from $44.2 million at June 30, 1996. Net loans receivable increased $4.0 million, or 11.8%, while investment securities decreased $2.8 million and FHLB advances increased $1.0 million. Citizens funded the increased loans primarily with the increase in interest-bearing deposits of $755,000, the sale of investment securities and with the additional FHLB advance. Capital increased $371,000, or 7.0%, to $5.7 million in 1997 from $5.3 million in 1996.

Financial Condition at June 30, 1996 Compared to Financial Condition at June 30, 1995

      Total consolidated assets increased by $4.5 million, or 11.4%, to $44.2 million at June 30, 1996 from $39.7 million at June 30, 1995. The increase in assets for the period was primarily attributable to the growth in Citizens' loan portfolio of $5.1 million. This increase in loan volume was primarily due to increased loan demand generated by economic growth in Citizens' market area, and a more aggressive loan origination program. Loan growth was funded mainly from an increase in deposits of approximately $2.4 million and an increase in Federal Home Loan Bank advances of $1.5 million.

      The increase in the loan portfolio was comprised primarily of mortgage loans which increased approximately $4.0 million.

Comparison of Operating Results For Years Ended June 30, 1997 and 1996

      Net Income. Net income decreased $108,000, or 22.5%, to $371,000 in 1997 from $479,000 for 1996. This decrease primarily resulted from Citizens' recognition of the one-time, non-recurring SAIF special assessment in the amount of $211,000, ($127,000 net of tax) and the sale of an investment at a loss of approximately $60,000. Citizens chose to sell the investment in order to use the proceeds to pay down FHLB advances and to increase overall liquidity. These expenses were offset by an increase of $162,000 in net interest income to $1.7 million for 1997 from $1.5 million for 1996. Excluding the SAIF assessment and the loss on the sale of investments, net income would have increased $55,000, or 11.5%, to $534,000 for the twelve months ended June 30, 1997 from $479,000 in 1996.

      Net Interest Income. Net interest income increased $162,000, or 10.6%, to $1.7 million in 1997 from $1.5 million in 1996. This increase primarily resulted from the growth in net loans receivable of $4.0 million, or 11.6%, to $38.4 million in 1997 from $34.4 million in 1996.

      Provisions for Loan Losses. Provisions for loan losses for 1997 and 1996 were $83,000 and $80,000, respectively. Citizens increased its provision for 1997 to recognize the increase in consumer loan losses being experienced by financial institutions nationally, regionally and locally as well as the risks associated with individually large multi-family and nonresidential real estate loans. Citizens had no chargeoffs in fiscal year 1996 and experienced $12,000 in recoveries. Citizens had chargeoffs of $12,000 in fiscal year 1997 and its allowance for loan loss as of June 30, 1997 was $212,000.

      Other Income. Other income decreased approximately $87,000, or 35.4%, in 1997 as compared to 1996. This decrease resulted from the sale of an investment security at a loss of approximately $60,000, a decrease in fees and service charges and decreases in other miscellaneous income.

      Other Expense. Other expenses increased $250,000 or 25.9% to $1.2 million in 1997 from $967,000 in 1996. The increase was primarily attributable to an increase of $47,000 in salaries and benefits, an increase of $196,000 in SAIF insurance premiums and a $9,000 increase in occupancy expense relating to the installation of new computers, a "Loan Doc Prep" software package and a Local Area Network (LAN).

      Income Tax Expense. Income tax expense decreased $70,000, or 27.7%, to $183,000 in 1997 from $253,000 in 1996. The decrease resulted primarily from Citizens reduced profits in 1997 caused by recognition of the one-time, non-recurring SAIF special assessment in the amount of $211,000 ($127,000 net of tax) and the sale of an investment at a loss of approximately $60,000.

Comparison of Operating Results For Fiscal Years Ended June 30, 1996 and 1995

      Net Income. Net income increased $73,000, or 18.0%, to $479,000 for 1996 from $406,000 for 1995. The increase was primarily due to the increase in the size of Citizens' loan portfolio and the increase in its net interest income.

      Net Interest Income. Net interest income increased $161,000, or 11.7%, to $1.5 million in 1996 from $1.4 million in 1995. This increase was due primarily to the growth of average interest earning assets to $38.4 million in 1996 from $35.0 million in 1995. In addition, Citizens' interest rate spread increased to 3.75% in 1996 from 3.7% in 1995 and net interest margin increased to 4.0% in 1996 from 3.9% in 1995.

      The increase in average interest-earning assets of $3.4 million reflects an increase of $3.9 million in average loans, an increase in investments of $169,000 and a decrease in interest-bearing deposits of $604,000.

      Interest rate spread and net interest margin increased in 1996 compared to 1995. This was due to the increase in the yield on average interest-earning assets to 8.3% in 1996 from 7.8% in 1995, while interest-bearing liabilities increased to 4.5% in 1996 from 4.2% in 1995.

      The yield on average interest-earning assets increased in 1996 due to an increase in the yield of both loans and investments. Generally positive economic conditions resulted in sustained loan demand, which resulted in an increase in the yield on average interest-earning assets.

      The increase in the cost of average interest-bearing liabilities was due primarily to increases in the cost of interest-bearing deposits, to 4.5% in 1996 from 4.1% in 1995. This was partially offset by the decrease in the cost of short-term borrowings to 5.9% in 1996 from 6.2% in 1995.

      Provisions for Loan Losses. Provisions for loan losses for 1996 and 1995 were $80,000 and $32,000, respectively. The increase of $48,000 in 1996 was made to increase Citizens' allowance commensurate with an increase in residential mortgage, construction and consumer lending and the inherent risk associated with each type of lending. Citizens did not charge off any amounts during 1996 and experienced a $12,000 recovery during that period. The $37,000 charge off in 1995 was partially offset by a $2,000 recovery.
Allowances   for  loan  loss  for  1996  and  1995  were  $138,000  and  $46,000 respectively.

      Other Income. Other income increased approximately $25,000, or 11.3%, in 1996 as compared to 1995. This increase was primarily the result of a profit of $24,000 in 1996 from CLSC, Citizens' wholly-owned service corporation.

      Other Expense. Other expense increased $43,000, or 4.7%, to $967,000 in 1996 from $924,000 in 1995. The increase was primarily attributable to an increase of $28,000 in salaries and benefits, primarily due to hiring an additional loan officer, and a $9,000 increase in occupancy expense in connection with the installation of new computers, a "Loan Doc Prep" software package and a Local Area Network (LAN).

      Income Tax Expense. Income tax expense increased $22,000, or 9.5%, to $253,000 in 1996 from $231,000 in 1995. The increase was the result of the increased net income earned in 1996.

Liquidity and Capital Resources

      Citizens' primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

      Citizens' primary investing activity is the origination of loans. During the years ended June 30, 1997, 1996 and 1995, it originated total loans in the amounts of $17.5 million, $15.4 million and $11.4 million, respectively. Citizens purchased loans totaling $64,000 in the fiscal year ended June 30, 1996. Loan principal repayments totaled $13.3 million, $10.3 million and $8.3 million during the respective periods.

      During the years ended June 30, 1997, 1996, and 1995, Citizens purchased securities in the amounts of $65,000, $169,000 and $154,000, respectively. Citizens did not receive any proceeds for the sale of securities during 1996 or 1995. During the year ended June 30, 1997, however, Citizens sold approximately $2.9 million of securities for a loss of approximately $60,000.

      Citizens had outstanding loan commitments of $592,000 and unused lines of credit of approximately $2.5 million at June 30, 1997. The unused lines represent available borrowings under existing home equity lines of credit. Citizens anticipates that it will have sufficient funds from loan repayments and from its ability to borrow additional funds from the FHLB of Indianapolis to meet its current commitments. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $3.3 million. Management believes that a significant portion of such deposits will remain with Citizens based upon historical deposit flow data and Citizens' competitive pricing in its market area.

      Liquidity management is both a daily and long-term function of Citizens' management strategy. In the event that Citizens should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances. Citizens had outstanding FHLB advances in the amount of $4.0 million at June 30, 1997.

      The following is a summary of Citizens' cash flows, which are of three major types. Cash flows from operating activities consist primarily of net income generated by cash. Investing activities generate cash flows through the origination and principal collection on loans as well as purchases and sales of securities. Investing activities will generally result in negative cash flows when Citizens experiences loan growth. Cash flows from financing activities include savings deposits, withdrawals and maturities and changes in borrowings. The following table summarizes cash flows for each year in the three-year period ended June 30, 1997.

                                                  Year Ended June 30,
                                          1997           1996          1995
                                        -------         -------      -------
                                                    (In thousands)
Operating activities...................    $266           $ 518        $ 494
Investing activities:
   Purchases of
     investment securities.............     (65)           (169)        (154)
   Sales of investment securities......   2,932             ---          ---
   Principal collected on loans........  13,251          10,279        8,263
   Loans originated.................... (17,474)        (15,419)     (11,434)
   Loans sold..........................      91             ---          ---
   Loans purchased.....................     ---             (64)         ---
   Change in land held
     for development...................      77              (3)        (682)
   Purchases of equipment..............     (16)            (69)         (25)
                                        -------         -------      -------
Total from investing activities........    (938)         (4,927)      (3,538)
Financing activities:
   Increase/(decrease) in NOW,
     MMDA and passbook deposits........     305             460       (1,991)
   Increase in certificates
     of deposit........................     450           1,965        1,129
   Advances from FHLB..................  14,500           4,500        6,000
   Payments to FHLB.................... (13,500)         (3,000)      (4,500)
                                        -------         -------      -------
Total from financing activities........   1,755           3,925          638
                                        -------         -------      -------
Net increase/(decrease) in cash
   and cash equivalents................ $   817         $(1,002)     $(2,900)
                                        =======         =======      =======

      Federal regulations require FHLB-member savings associations to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of their net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time-to-time by the OTS to any amount within the range of 4% to 10%, and is currently 5%, although the OTS has proposed a reduction of the percentage to 4%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings, although the OTS has proposed eliminating this requirement. Monetary penalties may be imposed for failure to meet these liquidity requirements. As of June 30, 1997, Citizens had liquid assets of $2.6 million, and a regulatory liquidity ratio of 6.7%, all of which constituted short-term investments.

      Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 1997, Citizens' tangible capital ratio was 10.3%, its core capital ratio was 10.3%, and its risk-based capital to risk-weighted assets ratio was 18.1%. Therefore, at June 30, 1997, Citizens' capital levels exceeded all applicable regulatory capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and Citizens' capital ratios as of June 30, 1997:


                                                            At June 30, 1997
                                 ------------------------------------------------------------------------------
                                      OTS Requirement                         Citizens' Capital Level
                                 ------------------------          --------------------------------------------
                                  % of                               % of                              Amount
Capital Standard                 Assets            Amount          Assets(1)          Amount          of Excess
                                                            (Dollars in thousands)
Tangible capital...........        1.5%             $  683          10.3%              $4,698            $4,015
Core capital (2)...........        3.0               1,365          10.3                4,698             3,333
Risk-based capital.........        8.0               2,174          18.1                4,910             2,736

(1)   Tangible  and core  capital  levels  are  shown as a  percentage  of total
      assets;   risk-based   capital   levels  are  shown  as  a  percentage  of
      risk-weighted assets.

(2) The OTS has proposed and is expected to adopt a core capital requirement for savings associations comparable to that adopted by the OCC for national banks. The new regulation, as proposed, would require at least 3% of total adjusted assets for savings associations that received the highest supervisory rating for safety and soundness, and 4% to 5% for all other savings associations. The final form of such new OTS core capital requirement may differ from that which has been proposed. Citizens expects to be in compliance with such new requirements. See "Regulation -- Savings Association Regulatory Capital."

     As of June 30, 1997, management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse effect on Citizens' liquidity, capital resources or results of operations.

Impact of Inflation

     The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Citizens' primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on Citizens' performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of Citizens' assets and liabilities are critical to the maintenance of acceptable performance levels.

     The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that Citizens has made. Management is unable to determine the extent, if any, to which properties securing Citizens' loans have appreciated in dollar value due to inflation.

Item 8.  Financial Statements and Supplementary Data.

                           [ERNST & YOUNG LETTERHEAD]


                         Report of Independent Auditors


Board of Directors
Citizens Savings Bank of Frankfort


We have audited the accompanying consolidated statements of condition of Citizens Savings Bank of Frankfort and subsidiary as of June 30, 1997 and 1996, and the related consolidated statements of income and changes in retained income and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Citizens Savings Bank of Frankfort and subsidiary at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
Indianapolis, Indiana
August 22, 1997

                Citizens Savings Bank of Frankfort and Subsidiary
                      Consolidated Statements of Condition

                                                                         June 30
                                                            1997                        1996
                                                          -------------------------------------
Assets
Cash on
hand and in other institutions                            $    861,360             $    655,488
Interest-bearing deposits                                    3,263,687                2,652,686
Investment securities available for sale                       160,995                3,003,242
Stock in Federal Home Loan Bank of Indianapolis                331,600                  331,600
Loans receivable                                            38,435,416               34,391,405
Land held for development                                      995,908                1,072,800
Cash surrender value of life insurance contract              1,075,840                1,034,553
Property and equipment                                         578,343                  603,464
Other assets                                                   650,161                  490,058
                                                          -------------------------------------
Total assets                                               $46,353,310              $44,235,296
                                                          =====================================
Liabilities and Retained Income
Deposits                                                   $36,355,213              $35,600,140
Federal Home Loan Bank advances                              4,000,000                3,000,000
Other liabilities                                              307,303                  366,157
Total liabilities                                           40,662,516               38,966,297

Retained income - substantially restricted                   5,690,794                5,319,852
Unrealized loss on investment securities available
for sale, net of tax                                              ---                   (50,853)
                                                          -------------------------------------
                                                             5,690,794                5,268,999
                                                          -------------------------------------
Total liabilities and retained income                      $46,353,310              $44,235,296
                                                          =====================================

See accompanying notes.

                Citizens Savings Bank of Frankfort and Subsidiary
                        Consolidated Statements of Income


                                                                    Years ended June 30
                                                      1997                  1996                  1995
                                                    ------------------------------------------------------
Interest income:
Interest on loans                                   $3,210,018            $2,803,774            $2,383,591
   Other interest income                               299,370               382,453               358,661
                                                    ------------------------------------------------------
                                                     3,509,388             3,186,227             2,742,252
Interest expense:
Interest on deposits                                 1,640,868             1,538,886             1,341,925
   Interest on borrowings                              173,668               114,253                28,812
                                                    ------------------------------------------------------
                                                     1,814,536             1,653,139             1,370,737
                                                    ------------------------------------------------------
Net interest income                                  1,694,852             1,533,088             1,371,515
Provision for loan losses                               83,000                80,000                32,000
                                                    ------------------------------------------------------
Net interest income after provision
for loan losses                                      1,611,852             1,453,088             1,339,515
Other income:
Fees and service charges                               138,342               152,379               151,726
   Loss on sale of investments                         (60,243)                  ---                  ---
   Other                                                80,733                94,097                69,731
                                                    ------------------------------------------------------
                                                       158,832               246,476               221,457
Other expense:
Salaries and employee benefits                         485,151               414,730               387,245
   Occupancy expense                                   114,449               117,967               109,842
   Data processing expense                             107,764               101,675               104,619
   Federal insurance premium                           258,685                76,868                75,078
   Other                                               250,468               256,137               247,470
                                                    ------------------------------------------------------
                                                     1,216,517               967,377               924,254
                                                    ------------------------------------------------------
Income before income taxes                             554,167               732,187               636,718

Income taxes                                           183,225               253,257               230,549
                                                    ------------------------------------------------------
Net income                                          $  370,942            $  478,930            $  406,169
                                                    ======================================================

See accompanying notes.

                Citizens Savings Bank of Frankfort and Subsidiary
              Consolidated Statements of Changes in Retained Income


                                                                               Unrealized Loss on
                                                      Retained Income        Investment Securities
                                                       Substantially          Available for Sale,           Total Retained
                                                         Restricted                Net of Tax                   Income
                                                      ---------------------------------------------------------------------
Balance as of June 30, 1994                              $4,434,753                 $ (49,697)                 $4,385,056
Net income                                                  406,169                      ---                      406,169
Net change in unrealized loss on
   investment securities available
   for sale, net of tax                                        ---                        735                         735
                                                      ---------------------------------------------------------------------
Balance as of June 30, 1995                               4,840,922                   (48,962)                  4,791,960
Net income                                                  478,930                      ---                      478,930
Net change in unrealized loss on
   investment securities available
   for sale, net of tax                                        ---                     (1,891)                     (1,891)
                                                      ---------------------------------------------------------------------
Balance as of June 30, 1996                               5,319,852                   (50,853)                  5,268,999
Net income                                                  370,942                       ---                     370,942
Net change in unrealized loss on
   investment securities available for
   sale, net of tax                                            ---                     50,853                      50,853
                                                      ---------------------------------------------------------------------
Balance as of June 30, 1997                              $5,690,794             $        ---                   $5,690,794
                                                      =====================================================================

See accompanying notes.

                Citizens Savings Bank of Frankfort and Subsidiary
                      Consolidated Statements of Cash Flows


                                                                                  Years ended June 30
                                                                    1997                 1996                   1995
                                                              ----------------------------------------------------------
Operating activities
Net income                                                    $     370,942          $    478,930           $   406,169
Adjustments to reconcile net income to net
cash provided by operating activities:
Loss on sale of investments                                          60,243                   ---                  ---
     Provision for loan losses                                       83,000                80,000                32,000
     Depreciation and amortization                                   45,587                48,055                39,148
     Deferred federal income tax credit                             (76,326)              (74,473)              (21,753)
     Increase in other assets and cash surrender
         value of life insurance contract                          (158,418)             (140,525)              (78,522)
     Increase (decrease) in other liabilities                       (58,854)              126,311               116,650
                                                              ----------------------------------------------------------
Net cash provided by operating activities                           266,174               518,298               493,692

Investing activities
Purchases of investment securities                                  (65,481)             (169,304)             (153,930)
Proceeds from sale of investment securities                       2,931,693                   ---                  ---
Principal collected on loans                                     13,251,130            10,279,567             8,262,649
Loans originated                                                (17,473,565)          (15,419,000)          (11,433,731)
Loans purchased                                                        ---                (64,000)                  ---
Proceeds from sale of loans                                          91,455                   ---                   ---
(Increase) decrease in land held for development                     76,892                (3,342)             (681,907)
Purchases of equipment                                              (16,498)              (69,117)              (24,516)
                                                              ----------------------------------------------------------
Net cash provided (used) by investing activities                 (1,204,374)           (5,445,196)           (4,031,435)

Financing activities
Increase (decrease) in NOW, MMDA and
passbook deposits                                                   304,545               460,126            (1,990,873)
Increase in certificates of deposit                                 450,528             1,965,007             1,128,535
Advances from Federal Home Loan Bank                             14,500,000             4,500,000             6,000,000
Payments to Federal Home Loan Bank                              (13,500,000)           (3,000,000)           (4,500,000)
                                                              ----------------------------------------------------------
Net cash provided by financing activities                         1,755,073             3,925,133               637,662
                                                              ----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    816,873            (1,001,765)           (2,900,081)

Cash and cash equivalents at beginning of year                    3,308,174             4,309,939             7,210,020
                                                              ----------------------------------------------------------
Cash and cash equivalents at end of year                       $  4,125,047          $  3,308,174          $  4,309,939
                                                              ==========================================================


See accompanying notes.

                Citizens Savings Bank of Frankfort and Subsidiary
                   Notes to Consolidated Financial Statements
                                  June 30, 1997

1. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Citizens Savings Bank ("Bank") of Frankfort, Indiana, and its wholly owned subsidiary, Citizens Loan and Service Corporation ("Service Corp."). The Bank operates as a traditional savings bank in Clinton County. The Service Corp. develops land for residential housing. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in other institutions and interest-bearing deposits. Interest-bearing deposits are available on demand.

Investment Securities

At June 30, 1997 and 1996, investment securities, which consist of equity interests in pooled investment trusts, are classified as available-for-sale and carried at fair value with the unrealized loss as a separate component of equity, net of tax. At June 30, 1997, 1996, and 1995, the cost basis of investment securities was $160,995, $3,087,450 and $2,913,124, respectively and the gross unrealized loss was $0, $84,208, and $81,077 respectively. Gains and losses on the sale of these securities are based on the specific cost of the individual security being sold.

Management determines the appropriate classification of investment securities at the time of purchase. Securities classified as held to maturity are those which management has the positive intent and ability to hold until the scheduled maturity. Securities classified as held to maturity are stated at amortized cost. Securities classified as available for sale are those which may be sold for liquidity purposes, or other reasons, prior to reaching scheduled maturity.

Stock in Federal Home Loan Bank of Indianapolis

Stock in the Federal Home Loan Bank of Indianapolis is stated at cost and the amount of stock held is determined by regulation.

Loans Receivable

The Bank has a first mortgage lien on all property securing loans classified as residential and commercial real estate mortgage loans. Further, a portion of certain mortgage loan balances is insured by private or government guaranty insurance policies. Interest income is computed monthly based upon the principal amount of the loans outstanding. The Bank discontinues the accrual of interest on loans when, in management's opinion, the collection of all or a portion of interest has become doubtful. Mortgage loans are placed on non-accrual status when they become 90 days delinquent. When a loan is placed on nonaccrual, the Bank charges all previously accrued and unpaid interest against income. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of yield over the contractual life of the related loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio including consideration of past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income and reduced by net charge-offs.

                Citizens Savings Bank of Frankfort and Subsidiary

1.  Significant Accounting Policies (continued)

In 1995, Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures" ("SFAS 118"), an amendment to SFAS 114, were adopted. Any allowance for loan losses related to troubled loans identified for evaluation in accordance with SFAS 114 is based on estimated discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Consumer loans and one-to-four family residential loans are collectively evaluated for impairment as homogeneous loan groups which are outside the scope of SFAS 114. Under SFAS 118, no interest income on loans determined to be impaired is accrued. Interest income on such loans is recognized only upon cash receipt. SFAS 114 and SFAS 118 have not had a significant impact on results of operations in 1997, 1996 or 1995.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives (5 to 40 years) of the related assets.

Income Taxes

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse . The effect of a tax rate change is recognized in income in the period of enactment.

Use of Estimates

Preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain elements of the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation herein.

2. Loans Receivable

Loans receivable consist of the following:
                                                       June 30
                                               1997               1996
                                             ------------------------------
Real estate mortgage loans:
     One-to-four family residential          $29,887,850        $26,239,965
     Commercial                                2,375,245          2,290,739
Construction loans                             1,419,800            870,000
Installment loans                              5,475,168          5,358,258
Loans secured by deposits                        193,111             62,559
                                             ------------------------------
                                              39,351,174         34,821,521
Less:
     Allowance for loan losses                   211,635            138,606
     Deferred loan fees                          101,140             94,665
     Undisbursed portion of loan proceeds        602,983            196,845
                                             ------------------------------
                                                 915,758            430,116
                                             ------------------------------
                                             $38,435,416        $34,391,405
                                             ==============================

                Citizens Savings Bank of Frankfort and Subsidiary

2. Loans Receivable (continued)

Changes in the allowance for loan losses are as follows:

                                          Year Ended June 30
                                   1997          1996        1995
                                 -----------------------------------
Balance at beginning of year     $138,606       $46,416     $ 49,267
     Provision for losses          83,000        80,000       32,000
     Charge-offs                  (11,597)            -      (36,721)
     Recoveries                     1,626        12,190        1,870
                                 -----------------------------------
Balance at end of year           $211,635      $138,606     $ 46,416
                                 ===================================

At June 30, 1997 the Bank had loan commitments of approximately $592,000. Of the $592,000 loan commitments, $488,000 are fixed rate commitments at 8.65%.

The Bank's loan portfolio consists primarily of loans originated in its principal market area of Frankfort, Indiana, Clinton County and its contiguous counties. The economy of the Bank's market area primarily includes some diversified industries and agriculture. At June 30, 1997 and June 30, 1996, and for the years then ended, the Bank had no loans considered to be impaired under SFAS 114. Advances from the Federal Home Loan Bank of Indianapolis are secured by a floating lien on the Bank's one-to-four family residential mortgage loans (see Note 7).

3. Loans to Related Parties

The Bank has granted loans to certain of its directors, officers and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectibility. The aggregate dollar amounts of these loans were $2,211,000 and $1,644,000 at June 30, 1997 and 1996, respectively. During the year ended June 30, 1997, related party loans were increased $890,000 by loan advances and reduced $323,000 by loan repayments. During 1996, related party loans were increased $535,000 by loan advances and reduced $416,000 by loan repayments.

4. Land Held for Development

The Bank, through its Service Corp., holds approximately 59 acres of land for a three phase residential housing addition in Frankfort, Indiana. In January 1992, the Bank received regulatory approval of a plan to develop this land. During the years ended June 30, 1997, 1996, and 1995, approximately $68,000, $240,000, and
$654,000 was expended to create the infrastructure for the development and provide further improvements to the first and second phase of the project. During the years ended June 30, 1997 and 1996 approximately $166,000 and $270,000 respectively, was received from the sale of lots in the development resulting in gains from sale of these lots of $17,000 and $33,000, respectively. The Service Corp. owns an additional 45 acres of land for future development.

                Citizens Savings Bank of Frankfort and Subsidiary

5. Property and Equipment

Property and equipment consists of the following:

                                                     June 30
                                             1997                 1996
                                           -------------------------------
Land                                        $137,307              $137,307
Office building                              647,154               647,154
Furniture, fixtures and equipment            255,327               295,158
                                           -------------------------------
                                           1,039,788             1,079,619
Less accumulated depreciation                461,445               476,155
                                           -------------------------------
                                            $578,343              $603,464
                                           ===============================
6. Deposits

Deposits consist of the following:
                                                        June 30
                                                1997                 1996
                                           ----------------------------------
Savings accounts:
     Fixed rate, passbook                   $  6,904,561         $  6,698,172
     Variable rate, money market               3,354,231            3,252,183
                                           ----------------------------------
                                              10,258,792            9,950,355
Negotiable order of withdrawal (NOW)
     accounts                                  4,072,240            4,076,132
Certificates                                  22,024,181           21,573,653
                                           ----------------------------------
                                             $36,355,213          $35,600,140
                                           ==================================

                Citizens Savings Bank of Frankfort and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


6.  Deposits (continued)

The following table presents interest expense on deposits for the years ended June 30, 1997, 1996 and 1995.

                                         For the Year Ended June 30
                                   1997           1996           1995
                                 ----------------------------------------
Fixed rate, passbooks              $216,388       $224,314       $230,077
Variable rate, money markets        108,991        107,232        105,566
NOWs                                 86,551         79,569         84,406
Certificates                      1,228,938      1,127,771        921,876
                                 ----------------------------------------
Total interest on deposits       $1,640,868     $1,538,886     $1,341,925
                                 ========================================

The average interest rates represent the weighted average interest rates in effect at June 30 of each year. Accrued interest payable, which relates primarily to certificate accounts, totaled $69,000 and $39,000 at June 30, 1997 and 1996, respectively, and is included in other liabilities. Cash paid for interest was $1,611,000, $1,539,000, and $1,341,000 for the years ended June 30,
1997, 1996, and 1995, respectively. Deposit accounts with balances in excess of $100,000 totaled $6,654,000 with a weighted average interest rate of 4.88% as of June 30, 1997. Deposits over $100,000 are not federally insured.

Contractual maturities of certificates of deposit at June 30, 1997 were:

                       Certificates over     All other
 Year ended June 30,       $100,000        Certificates         Total
--------------------------------------------------------------------------
         1998              $4,117,330          $9,157,050      $13,274,380
         1999                 200,000           5,187,390        5,387,390
         2000                 100,246           1,455,255        1,555,501
         2001                 200,000             784,608          984,608
         2002                 111,114             661,012          772,126
     Thereafter                   ---              50,176           50,176
                           -----------------------------------------------
                           $4,728,690         $17,295,491      $22,024,181
                           ===============================================

7. Advances from Federal Home Loan Bank of Indianapolis

Advances from the Federal Home Loan Bank of Indianapolis totaling $4,000,000 at June 30, 1997 bear fixed and variable interest rates and are due at various dates through October 1998 . The Bank is required to maintain eligible loans in its portfolio of at least 170% of outstanding advances as collateral for advances from the Federal Home Loan Bank of Indianapolis. Advances outstanding as of June 30, 1997 are scheduled to mature as follows:

                   Year ended June 30,                Amount
                   -------------------             ----------
                           1998                    $3,000,000
                           1999                     1,000,000

                Citizens Savings Bank of Frankfort and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


7. Advances from Federal Home Loan Bank of Indianapolis (continued)

The following table presents certain information relating to advances at or for the years ended June 30, 1997, 1996 and 1995.

                                                                         For the Year Ended June 30
                                                              1997                  1996                  1995
                                                             ------------------------------------------------------
FHLB Advances:
     Outstanding at end of period                            $4,000,000            $3,000,000            $1,500,000
     Average balance outstanding for period                   3,212,000             1,923,000               462,000
     Maximum amount outstanding at
         any month-end during the period:                     5,000,000             3,000,000             1,500,000
     Weighted average interest rate during the period              5.41%                 5.94%                 6.24%
     Weighted average interest rate at end of period               6.51                  5.82                  5.87

8.  Income Taxes

Income tax expense is summarized as follows:

                                  For the Year Ended June 30
                             1997          1996           1995
                             -------------------------------------
Federal:
     Current                 $204,275      $255,830       $196,285
     Deferred                 (62,054)      (58,491)       (17,119)
                             -------------------------------------
                              142,221       197,339        179,166
State:
     Current                   55,276        71,900         56,017
     Deferred                 (14,272)      (15,982)        (4,634)
                             -------------------------------------
                               41,004        55,918         51,383
                             -------------------------------------
Income tax expense           $183,225      $253,257       $230,549
                             =====================================

Federal income taxes vary from the amount computed using the corporate statutory rate due principally to income on the cash surrender value of a life insurance policy (see Note 10).

The reconciliation of income tax computed at the federal statutory rate to the Bank's effective income tax is as follows:


                                                                        Year ended June 30
                                                                    1997       1996        1995
                                                                    ------------------------------
Tax rate of federal statutory rate                                   34.0       %34.0       %34.0%
State franchise tax, net of federal benefit                           4.9         5.0         5.3
Income on cash surrender value of life insurance policy              (7.5)       (5.9)       (5.0)
Other                                                                 1.7         1.5         1.9
                                                                    ------------------------------
Effective tax rate                                                   33.1%       34.6%       36.2%
                                                                    ==============================

                Citizens Savings Bank of Frankfort and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


8.  Income Taxes (continued)

 The components of the Bank's net deferred tax asset included in other assets as of June 30 are as follows:

                                                        1997                1996                 1995
                                                      -----------------------------------------------------
Deferred tax assets:
     Deferred loan origination fees                   $124,563              $118,904             $ 111,442
     Unrealized loss on investment                         ---                35,698                34,458
     Officer supplemental retirement plan               99,263                67,681                38,347
     Allowance for loan losses                          89,945                58,908                19,727
     Other                                              21,484                15,621                 7,747
                                                      -----------------------------------------------------
                                                       335,255               296,812               211,721
Deferred tax liabilities:
     FHLB stock dividend                               (27,132)              (27,132)              (27,132)
     Deferred loan origination costs                   (81,579)              (78,680)              (74,826)
     Percentage bad debt deduction                     (49,107)              (58,915)              (58,915)
     Other                                             (15,669)              (13,116)               (7,592)
                                                      -----------------------------------------------------
                                                      (173,487)             (177,843)             (168,465)
                                                      -----------------------------------------------------
         Net deferred tax asset                       $161,768              $118,969               $43,256
                                                      =====================================================

The Bank and its wholly owned subsidiary file a consolidated federal income tax return. The Bank paid $431,009, $248,646 and $168,539 of federal and state income taxes in 1997, 1996 and 1995, respectively.

9. Retained Income

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Management believes that the Bank meets all capital adequacy requirements to which it is subject.

Pursuant to the Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA), as implemented by a rule promulgated by the Office of Thrift Supervision ("OTS"), savings institutions must meet three separate minimum capital-to-assets requirements: (i) a risk-based capital requirement of 8% of risk-weighted assets, (ii) a leverage ratio of 3% core capital to total assets and (iii) a tangible capital requirement of 1.5% tangible core capital to total assets. The following table summarizes, the Bank's capital requirements under FIRREA and its actual capital and capital ratios at June 30.

                Citizens Savings Bank of Frankfort and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


9. Retained Income  (continued)


                    Capital Requirements                   Actual Capital                 Amount
                      %                $                 %                $              of Excess
                   --------------------------------------------------------------------------------
June 30, 1997:
   Risk-based       8.0%           $2,174,000              18.1%       $4,910,000        $2,736,000
   Leverage         3.0             1,365,000              10.3         4,698,000         3,333,000
   Tangible         1.5               683,000              10.3         4,698,000         4,015,000

June 30 1996:
   Risk-based       8.0%           $2,072,000              16.8%       $4,343,000        $2,271,000
   Leverage         3.0             1,298,000               9.7         4,204,000         2,906,000
   Tangible         1.5               649,000               9.7         4,204,000         3,555,000

At June 30, 1997 and 1996, the Bank had approximately $993,000 and $1,070,000, respectively, invested in its Service Corp., which invests in land held for development. Since enactment of FIRREA, regulatory capital rules require a reduction of regulatory capital for such an investment. The amount of regulatory capital reduction was 100% as of June 30, 1997 and 1996. The reductions were partially offset by non-withdrawable deposits includable in regulatory capital of $0 and $5,000 at June 30, 1997 and 1996 respectively.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act Prompt Corrective Action regulations, for all periods presented, the Office of Thrift Supervision categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Bank must maintain a total risk-based capital (as defined) ratio of 10%, a Tier 1 risk-based capital (as defined) ratio of 6%, and a Tier 1 leverage (as defined) ratio of 5%. The Bank's ratios were as follows:

                          Capital Requirements           Actual Capital
                           %              $              %              $
                         ------------------------------------------------------
As of June 30, 1997:
   Risk-based            10.0%        $2,717,000       18.1%         $4,910,000
   Tier I risk-based      6.0          1,630,000       17.3           4,698,000
   Tier I leverage        5.0          2,276,000       10.3           4,698,000

As of June 30 1996:
   Risk-based            10.0%        $2,590,000       16.8%         $4,343,000
   Tier I risk-based      6.0          1,554,000       16.2           4,204,000
   Tier I leverage        5.0          2,163,000        9.7           4,204,000

Citizens has qualified under provisions of the Internal Revenue Code which permit it to deduct from taxable income a provision for bad debts which differs from the provision for such losses charged against income. Accordingly, retained income includes income of approximately $1,349,000 for which no provision for federal income taxes has been made. If, in the future, this portion of retained income is used for any purpose other than to absorb loan losses, federal income taxes may be imposed at the then applicable rates.

10. Employee Benefits

Substantially all full-time employees are covered by a defined benefit pension plan administered by the Financial Institutions Retirement Fund (FIRF), a multi-employer, industry sponsored plan. Plan information is not available for the Bank as an individual entity within the multi-employer group. Pension expense consisting primarily of plan administration costs amounted to approximately $20,556, $1,300, and $16,400 in 1997, 1996, and 1995,
respectively.

                Citizens Savings Bank of Frankfort and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


10. Employee Benefits (continued)

In addition to the above plan, the Bank sponsors a supplemental non-qualified pension plan that provides certain officers with defined pension benefits in excess of those provided in the qualified plan. To fund the plan, the Bank purchased single premium life insurance contracts on the participating employees. The carrying value of this investment, representing the cash surrender value of the policies, was $1,076,000 and $1,035,000 at June 30, 1997 and 1996, respectively. During the years ended June 30, 1997, 1996, and 1995, $74,300, $69,000, and $47,400, respectively, were charged to expense under this plan.

11. Fair Value of Financial Instruments

Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

      Cash and interest bearing deposits: The carrying amounts reported in the balance sheet for cash and short-term investments approximate those assets' fair values.

      Investment securities available for sale: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      Stock in Federal Home Loan Bank of Indianapolis: The amount of stock held in the Federal Home Loan Bank is determined by regulation and is stated at cost which approximates market.

      Loans receivable: For variable-rate loans that reprice frequently, fair values are based on carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

      Deposit liabilities: The fair values disclosed for demand deposits, including interest-bearing and noninterest-bearing accounts, passbook savings, and certain types of money market accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      Federal Home Loan Bank advances: The carrying amounts approximate their fair values.

                Citizens Savings Bank of Frankfort and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


11. Fair Value of Financial Instruments (continued)

The estimated fair values of the Bank's financial instruments at June 30, 1997 are as follows:


                                                          Carrying           Fair
                                                           Amount            Value
                                                        ------------------------------
Assets:
     Cash on hand and in other institutions             $    861,360     $    861,360
     Interest bearing deposits                             3,263,687        3,263,687
     Investment securities available for sale                160,995          160,995
     Stock in Federal Home Loan Bank of Indianapolis         331,600          331,600
     Loans receivable                                     38,435,416       37,400,000

Liabilities:
     Deposits                                             36,355,213       36,380,000
     Federal Home Loan Bank advances                       4,000,000        4,000,000


12. Plan of Conversion

On April 9, 1997, the Board of Directors adopted a Plan of Conversion ("Plan"), whereby the Bank will convert from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank. The Plan is subject to approval by the regulatory authorities and members at a special meeting. Pursuant to the Plan, non-transferable subscription rights to purchase shares of stock of the savings Bank will be offered first to eligible account holders of the Bank, then to an ESOP to be formed, then to supplemental eligible account holders of the Bank, and then to the extent that stock is available, to certain other members as of a specified date, and then to members of the general public with preference given to residents of Clinton County. The capital stock will be offered at $10.00 per share. The exact number of shares to be offered will be determined by the Board of Directors based upon an appraisal to be made by an independent appraisal firm. At least the minimum number of shares offered in the conversion must be sold.

The plan provides that when the conversion is completed, a "liquidation account" will be established in an amount equal to the regulatory capital of the Bank as of the latest practicable date prior to consummation of the conversion. The liquidation account is established to provide a limited priority claim to the assets of the Bank to qualifying depositors ("eligible account holders") who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such an event, eligible account holders would receive from the liquidation account, a liquidation distribution based on their proportionate share of the total remaining qualifying deposits.

The Bank may pay dividends on its stock after the conversion if its regulatory capital would not thereby be reduced below the amount then required for the aforementioned liquidation account and if such dividends are otherwise permitted under applicable regulations. In general regulations permit dividends within guidelines based on current levels of net income and capital.

The OTS also has authority to prohibit an institution from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the institution.

Costs of the conversion will be deducted from the proceeds of sale of common stock and recorded as a reduction of common stock. If the conversion is not completed, such costs will be charged to expense. Conversion costs of $92,000 have been incurred as of June 30, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report. Section 16(a) of the Securities Exchange Act of 1934 ("1934 Act") requires that the Holding Company's officers and directors and persons who own more than 10% of the Holding Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Holding Company believes that during the fiscal year ended June 30, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to
Section 16(a) of the 1934 Act were complied with.

         Presented below is certain information concerning the directors of the Holding Company:


                               Director of               Director of                         Position
                             Holding Company              Citizens         Expiration          with
Director                          Since                     Since            of Term         Citizens

Robert F. Ayres                   1997                      1979              1999           Director
Fred W. Carter                    1997                   1960-1966;           1997           Director, President and
                                                       1971 to Present                       Chief Executive Officer
Perry W. Lewis                    1997                      1975              1998           Director
John J. Miller                    1997                      1995              1998           Director
Billy J. Wray                     1997                      1992              1999           Director

      Presented  below  is  certain  information  concerning  the  directors  of
Citizens:

      Robert F. Ayres (age 72) served as Superintendent of Community Schools of Frankfort from 1965 until his retirement in 1989. He previously served as a high school principal, teacher and coach at Frankfort Senior High School, in Frankfort.

      Fred W. Carter (age 65) has served as President and Chief Executive Officer of Citizens and CLSC since 1972, and has been an employee of Citizens since 1966. Mr. Carter is the father of Cindy S. Chambers, Citizens' Secretary and Customer Service Manager.

      Perry W. Lewis (age 76) has served as the Chairman of Lewis Ford Sales, Inc. in Frankfort since 1984.

      John J. Miller (age 58) has served as President of Goodwin Funeral Home, Inc. in Frankfort since 1979.

      Billy J. Wray (age 66) is part owner of Premium Auto Center, Inc. (a used-car dealership), in Lebanon, Indiana. He also owns interests in various real estate developments around Frankfort.

      Citizens also has an advisory director program pursuant to which its former directors may continue to serve as advisors to the Board of Directors upon their retirement or resignation from the Board. Currently, Ralph C. Hinshaw and Rawl V. Ransom serve as advisory directors. Mr. Hinshaw and Mr. Ransom receive $500 for each meeting that they attend. They receive no fees for meetings they do not attend. See "Executive Compensation and Related Transactions of Citizens -- Compensation of Directors." Item 11. Executive Compensation.

      No cash compensation is paid directly by the Holding Company to any of its executive officers. Each of such officers is compensated by Citizens.

      The following table sets forth information as to annual, long-term and other compensation for services in all capacities to Citizens' President and Chief Executive Officer for the fiscal year ended June 30, 1997. Other than Mr. Carter, no other executive officers earned over $100,000 in salary and bonuses during that fiscal year.

                                                                       Summary Compensation Table
                                                              Annual Compensation
     Name and Principal          Fiscal                                           Other Annual            All Other
          Position                Year            Salary             Bonus      Compensation (4)        Compensation
--------------------------------------------------------------------------------------------------------------------
Fred Carter, President and        1997           $91,000 (1)       $39,600 (2)         --                 $120 (3)
   Chief Executive Officer

(1) Includes $6,000 in fees received for service on Citizens Board of Directors. Mr. Carter's annual salary has been increased to $95,000 effective January 1, 1997.

(2) Beginning with calendar year 1997, Mr. Carter receives a bonus equal to 10% of the profits of Citizens in excess of $626,000 after deducting certain expenses incurred by Citizens.

(3) This column includes amounts paid by Citizens for insurance premiums with respect to a $10,000 term life insurance policy for the benefit of Mr. Carter.

(4) Mr. Carter received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of his salary and bonus.

Employment Contracts

      Citizens entered into a three-year employment contract with Mr. Carter. The contract with Mr. Carter, effective as of the effective date of the Conversion, extends annually for an additional one-year term to maintain its three-year term if Citizens' Board of Directors determines to so extend it, unless notice not to extend is properly given by either party to the contract. Mr. Carter receives an initial salary under the contract equal to his salary with Citizens prior to the Conversion, subject to increases approved by the Board of Directors. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to Citizens' employees. Mr. Carter may terminate his employment upon 60 days' written notice to Citizens. Citizens may discharge Mr. Carter for cause (as defined in the contract) at any time or in certain specified events. If Citizens terminates Mr. Carter's employment for other than cause or if Mr. Carter terminates his own employment for cause (as defined in the contract), Mr. Carter will receive his base compensation under the contract for an additional three years if the termination follows a change of control in the Holding Company, and for the balance of the contract if the termination does not follow a change in control. In addition, during such period, Mr. Carter will continue to participate in Citizens' group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, Mr. Carter will have the right to cause Citizens to purchase any stock options he holds for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to Mr. Carter by Citizens, are deemed to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause Citizens to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contract to Mr. Carter if the contract were terminated either after a change of control of the Holding Company, without cause by Citizens, or for cause by Mr. Carter, would be $255,000. For purposes of this employment contract, a change of control of the Holding Company is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Savings and Loan Holding Company Act.

      The employment contract protects Citizens' confidential business information and protects Citizens from competition by Mr. Carter should he voluntarily terminate his employment without cause or be terminated by Citizens for cause.

Compensation of Directors

      Citizens pays its directors a monthly retainer of $300 plus $200 for each month in which they attend one or more meetings. Rawl V. Ransom and Ralph C. Hinshaw receive $500 per monthly meeting attended as advisory directors. Total fees paid to its directors and advisory directors for the year ended June 30, 1997 were approximately $40,400.

      Citizens' directors and advisory directors may, pursuant to a deferred compensation agreement, defer payment of some or all of their directors fees into a retirement account. Under this agreement, deferred directors fees are to be paid to a director beginning upon the first day of the month following the director's seventieth (70th) birthday, and continuing in equal installments over a 180-month period. A director may also receive his benefits in a lump sum in the event of financial hardship. The agreement also provides for death and disability benefits. At present, Mr. Carter is the only director who has executed a deferred compensation agreement with Citizens.

      Directors of the Holding Company and CLSC are not currently paid directors' fees. The Holding Company may, if it believes it is necessary to attract qualified directors or is otherwise beneficial to the Holding Company, adopt a policy of paying directors' fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of October 20, 1997, by each person who is known by the Holding Company to own beneficially 5% or more of the Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

                                      Number of Shares
        Name and Address               of Common Stock      Percent of
     of Beneficial Owner(1)          Beneficially Owned        Class
   ---------------------------------------------------------------------
   The Farmers Bank                       84,640(2)             8.0%
   9 East Clinton Street
   Frankfort, IN   46041

(1) The information in this chart is based on Schedule 13D and 13G Report(s) filed by the above-listed person(s) with the SEC containing information concerning shares held by them. It does not reflect any changes in those shareholdings which may have occurred since the date of such filings.

(2) These shares are held by the Trustee of the Citizens Bancorp ESOP. The Employees participating in the ESOP are entitled to instruct the Trustee how to vote shares held in their accounts under the ESOP. Unallocated shares held in a suspense account under the ESOP are required to be voted by the Trustee in the same proportion as allocated shares are voted.

         The following table sets forth certain information regarding the nominees for the position of director of the Holding Company, including the number and percent of shares of Common Stock beneficially owned by such persons as of October 20, 1997. Unless otherwise indicated, each nominee has sole investment and/or voting power with respect to the shares shown as beneficially owned by him. The table also sets forth the number of shares of Holding Company Common Stock beneficially owned by all directors and executive officers of the Holding Company as a group.

                                                                                  Common Stock
                              Expiration of        Director of the                Beneficially
                                 Term as               Holding                     Owned as of                Percentage
       Name                     Director            Company Since               October 20, 1997              of Class(1)
----------------------------------------            -------------               --------------------------------------
Fred W. Carter                    1997                  1997                         22,000  (2)                2.08%
Robert F. Ayres                   1999                  1997                          5,000                      .47
Perry W. Lewis                    1998                  1997                         22,000  (2)                2.08
John J. Miller                    1998                  1997                         37,000  (2) (3)            3.50
Billy J. Wray                     1999                  1997                         30,000  (2)                1.89
All directors and
executive officers
as a group (10 persons)                                                             175,000                    16.54%

(1) Based upon information furnished by the respective director nominees. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate families of the directors residing in their homes.

(2)   Includes shares owned by director and his spouse.

(3)   Includes shares owned by a company deemed to be controlled by Mr. Miller.

Item 13.  Certain Relationships and Related Transactions.

      Citizens has followed a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence as well as other loans. All of Citizens' loans to its directors, officers and employees are made on substantially the same terms, including interest rates and collateral as those prevailing at the time for comparable transactions, and do not involve more than minimal risk of collectibility. Loans to directors, executive officers and their associates totaled approximately $2.2 million, or approximately 39% of consolidated retained earnings at June 30, 1997. This amount includes two loans to directors Billy J. Wray and John J. Miller, neither of whom were directors or employees of Citizens when the loans were originated. The first loan, in the original principal amount of approximately $1.5 million, was originated in October, 1991 to both Mr. Wray and Mr. Miller and is secured by the 48-unit Clinton Estates apartment complex located in Frankfort. Citizens sold a $542,000 nonrecourse participation in this loan to reduce the loan balance to within its lending limit. At June 30, 1997, this loan was current with a balance of approximately $1,337,000, of which approximately $837,000 was owed to Citizens. The second loan, dated February, 1994, was a construction line of credit in the original amount of $620,000 to Mr. Miller, secured by eight condominiums and other real estate located in Tipton, Indiana. At June 30, 1997, this loan was also current with a balance of approximately $395,000. Citizens is not obligated to advance additional funds pursuant to this line of credit. In the opinion of Citizens' management, these loans are adequately collateralized.

      Current law authorizes Citizens to make loans or extensions of credit to its executive officers, directors, and principal shareholders on the same terms that are available with respect to loans made to its employees. At present, Citizens' loans to executive officers, directors, principal shareholders and employees are made on the same terms generally available to the public. Citizens may in the future, however, adopt a program under which it may waive loan application fees and closing costs with respect to loans made to such persons. Loans made to a director or executive officer in excess of the greater of $25,000 or 5% of Citizens' capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors. Citizens' policy regarding loans to directors and all employees meets the requirements of current law.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

         Financial Statements
         Consolidated Statements of Financial Condition at June 30, 1997, and 1996 Consolidated Statements of Income for the Years Ended June 30, 1997, 1996, and 1995
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1997, 1996, and 1995. Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995 Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits are executive compensation plans and arrangements which are identified as Exhibits 10(5) through 10(9).

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

         CITIZENS BANCORP


Date:  October 30, 1997                    By: /s/ Fred W. Carter
                                               ---------------------------------
                                            Fred W. Carter, President and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of October, 1997.

     Signatures                         Title                       Date

(1)  Principal Executive Officer:



     /s/ Fred W. Carter                                      )
     ----------------------                                  )
     Fred W. Carter                 President and            )
                                    Chief Executive Officer  )
                                                             )
                                                             )
(2)  Principal Financial and                                 )
     Accounting Officer:                                     )
                                                             )
                                                             )
     /s/ Stephen D. Davis           Treasurer                )
     ----------------------                                  )
     Stephen D. Davis                                        )
                                                             )
                                                             ) October 30, 1997
                                                             )
(3)  The Board of Directors:                                 )
                                                             )
                                                             )
                                    Director                 )
     ----------------------                                  )
     Robert F. Ayres                                         )
                                                             )
                                                             )
     /s/ Fred W. Carter             Director                 )
     ----------------------                                  )
     Fred W. Carter                                          )
                                                             )
                                                             )
     /s/ Perry W. Lewis             Director                 )
     ----------------------                                  )
     Perry W. Lewis                                          )
                                                             )
                                                             )
                                                             )

     /s/ John J. Miller                                      )
     ----------------------                                  )
     John J. Miller                 Director                 )
                                                             ) October 30, 1997
                                                             )
                                    Director                 )
     ----------------------                                  )
     Billy J. Wray                                           )
                                                             )

                                  EXHIBIT INDEX

Exhibit No.       Description                                              Page

3(1)  Registrant's Articles of Incorporation are incorporated by reference
      to  Exhibit  3(1)  to  the   Registration   Statement  on  Form  S-1
      (Registration No. 333-29031) (the "Registration Statement")

(2)   Registrant's  Code of  By-Laws  are  incorporated  by  reference  to
      Exhibit 3(2) to the Registration Statement

10(4) Citizens Bancorp Employee Stock Ownership Plan and Trust Agreement

(5) Employment Agreement between Citizens Savings Bank of Frankfort and Fred W. Carter is incorporated by reference to Exhibit 10(5) to the Registration Statement

(6) Director Deferred Compensation Agreement -- Fred W. Carter is incorporated by reference to Exhibit 10(6) to the Registration Statement

(7) Executive Supplemental Retirement Agreement -- Fred W. Carter is incorporated by reference to Exhibit 10(7) to the Registration Statement

(8) Executive Supplemental Retirement Agreement -- Stephen D. Davis is incorporated by reference to Exhibit 10(8) to the Registration Statement

(9) Executive Supplemental Retirement Agreement -- Cindy S. Chambers is incorporated by reference to Exhibit 10(9) to the Registration Statement

(10) Exempt Loan and Share Purchase Agreement between Trust under Citizens Bancorp Employee Stock Ownership Plan and Trust Agreement and Citizens Bancorp

21    Subsidiaries of the Registrant

27    Financial Data Schedule