Form 10-Q
period 1997-09-30
CITIZENS BANCORP
filed 1997-11-14
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1997 OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                                TO

                         Commission file number: 333-29031


                                CITIZENS BANCORP
               (Exact name of registrant specified in its charter)


                  Indiana                                      35-2017500

(State or other jurisdiction of                             (I.R.S. Employer
incororation or organization)                             Identification Number)

                              60 South Main Street
                             Frankfort, Indiana 46041
                    (Address of principle executive offices,
                               including Zip Code)

                                 (765) 654-8533

              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 The number of shares of the Registrant's common stock, without par value, outstanding as of September 18, 1997 was 1,058,000.

                                Citizens Bancorp

                                    Form 10-Q

                                      Index



PART I.       FINANCIAL INFORMATION                                     Page No.

Item 1.       Financial Statements

                 Consolidated Statements of Financial
                 Condition as of September 30, 1997 and June 30, 1997
                 (Unaudited)                                                3

                 Consolidated Statements of Income for the three
                 months ended September 30, 1997 and 1996
                 (Unaudited)                                                4

                 Consolidated Statement of Changes in
                 Shareholders' Equity for the three months ended September
                 30, 1997    (Unaudited)                                    5

                 Consolidated Statements of Cash Flows for the
                 three months ended September 30, 1997 and 1996
                 (Unaudited)                                                6

                 Notes to Unaudited Consolidated Financial
                 Statements                                                 8

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                   10

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            15
Item 2.       Changes in Securities                                        15
Item 3.       Defaults Upon Senior Securities                              15
Item 4.       Submission of Matters to a Vote of Security Holders          15
Item 5.       Other Information                                            15
Item 6.       Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                 16

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                      Consolidated Statements of Condition
                                 (in Thousands)

                                                       September 30,   June 30,
                                                           1997          1997
                                                     -----------------------------
                                                       (unaudited)
Assets
Cash on hand and in other institutions                    $    333      $    861

Interest-bearing deposits                                    7,858         3,264

Investment securities available for sale                       163           161

Stock in Federal Home Loan Bank                                332           332
     of Indianapolis

Loans receivable, net                                       39,488        38,435

Land held for development                                      959           996

Cash surrender value of
     life insurance contract                                 1,086         1,076

Property and equipment                                         569           578

Other assets                                                   577           650
                                                          --------      --------
Total assets                                              $ 51,365      $ 46,353
                                                          ========      ========
Liabilities and shareholders' equity
Deposits                                                  $ 34,605      $ 36,355
Federal Home Loan Bank advances                              1,000         4,000
Other liabilitiies                                             482           307
                                                          --------      --------
Total liabilities                                           36,087        40,662

Commitments and contingencies                                   --            --

Shareholders' equity:
Common Stock (no par value);
  5,000,000 shares authorized;
  1,058,000 shares outstanding                              10,166            --

Unearned stock awards                                         (846)           --
                                                          --------      --------
Retained income - substantially restricted                   5,958         5,691
Total shareholders equity                                   15,278         5,691
                                                          --------      --------
Total liabilities and shareholders equity                 $ 51,365      $ 46,353
                                                          ========      ========

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                    Three months ended September 30,
                                        1997            1996
                                     -----------------------------
                                             (Unaudited)
Interest income:
Interest on loans                     $    858         $    768
Other interest income                       83               93
                                     -----------------------------
                                           941              861
Interest expense:
Interest on deposits                       427              415
Interest on borrowings                      39               40
                                     -----------------------------
                                           466              455
                                     -----------------------------

Net interest income                        475              406

Provision for loan losses                   12               12
                                     -----------------------------
Net interest income
     after provision for loan losses       463              394

Other income:
Fees and service charges                    32               37
Gain on sale of real estate                180                7
Other                                       14               16
                                     -----------------------------
                                           226               60

Other expense:
Salaries and employee benefits             110              101
Occupancy expense                           27               27
Data processing expense                     28               25
Federal insurance premium                    6              231
Other                                       68               65
                                     -----------------------------
                                           239              449
                                     -----------------------------
Income before income taxes                 450                5

Income taxes                               183               --
                                     -----------------------------
Net income                            $    267         $      5
                                     ==============================

Net income (loss) per share                N/A              N/A

Average shares outstanding                 N/A              N/A

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                                    Form 10-Q

           CONSOLIDATED STATEMENTs OF CHANGES TO SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                            Common Stock                                         Total
                                 -----------------------------     Unearned      Retained    Shareholders'
                                       Shares           Amount   Stock Awards    Income          Equity
                                 -------------------------------------------------------------------------
                                                                  (unaudited)
Balance, July 1, 1997                   ---              $---        $---         $5,691         $5,691

Net income                                                                           267            267

Common stock issued in
     conversion, net of
     costs                        1,017,526             9,320                                     9,320

Shares issued to ESOP                40,474               846        (846)                          ---
                                  ---------------------------------------------------------------------
Balance, September 30, 1997       1,058,000           $10,166        (846)        $5,958        $15,278
                                  =====================================================================

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Three months ended September 30,
                                          1997          1996
                                     -------------------------------
                                             (Unaudited)
Operating activities
Net income                                $   267        $     5
Adjustments to reconcile
   net income to net cash provided
   by operating activities:
     Provision for loan losses                 12             12
     Depreciation and amortization              9             12
     Deferred federal income
         tax credit                            (1)            (7)
     Increase in other assets                  64              5
     Increase (decrease) in
         other liabilities                    175             96
                                          -------        -------
Net cash provided by
     operating activities                     526            123

Investing activities
Purchases of investment securities             (2)           (45)
Principal collected on loans                3,274          3,504
Loans originated                           (4,339)        (4,878)
Proceeds from sale of loans                    --             91
(Increase) decrease in land held
     for development                           37             24
Purchases of equipment                         --             (2)
                                          -------        -------
Net cash provided (used)
     by investing activities               (1,030)        (1,306)

Financing activities
Increase (decrease) in NOW,
     MMDA and passbook deposits              (789)          (123)
Increase (decrease)
     in certificates of deposit              (961)         2,023
Advances from Federal
     Home Loan Bank                            --          4,500
Payments to Federal
     Home Loan Bank                        (3,000)        (5,500)
Sale of Common Stock,
     net of costs                           9,320             --
                                          -------        -------
Net cash provided by
     financing activities                   4,570            900
                                          -------        -------
Increase (decrease) in cash
     and cash equivalents                   4,066           (283)
Cash and cash equivalents
     at beginning of period                 4,125         3,308
                                          -------        -------
Cash and cash equivalents
     at end of period                     $ 8,191        $ 3,025
                                          =======        =======

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Citizens Bancorp ("Company") and its wholly-owned subsidiary, Citizens Savings Bank of Frankfort ("Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to September 18, 1997 relates solely to the Bank (See Note B). The results of operations for the three months ended September 30, 1997 are not necessarily indicative of those expected for the remainder of the year.

NOTE B:  Conversion to Federal Stock Savings Bank

In April, 1997, the Board of Directors adopted a Plan of Conversion ("Plan") to convert the Bank from a federal-chartered mutual savings bank to a federal-chartered stock savings bank. The Plan provided for the sale of the Bank's capital stock to the Company, which was formed in connection with the conversion.

On September 18, 1997, the Bank completed the conversion and the formation of the Company as the holding company of the Bank. As part of the conversion, the Company issued 1,058,000 shares of common stock at $10 per share of which 40,474 shares were issued to an Employee Stock Ownership Plan. Net proceeds of the Company's stock issuance, after costs, were approximately $9,320,000 of which $5,083,000 was used to acquire 100% of the stock and ownership of the Bank. Costs associated with the conversion were deducted from the proceeds of stock sold by the Company. The transaction was accounted for in a manner similar to a pooling of interests. Since the Company did not commence operations until September 18, 1997, financial and other data contained herein prior to September 18, 1997 relates solely to the Bank.

At the date of conversion, the Bank established a liquidation account of $5,691,000 which equaled the Bank's retained earnings as of the most recent financial statements, June 30, 1997, contained in the final conversion prospectus. The liquidation account was established to provide a limited priority claim to the assets of the Bank to qualifying depositors who continue to maintain deposits in the Bank after conversion. In the unlikely event of a complete liquidation of the Bank, and only in such event, qualifying depositors would receive a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

The Company, subject to certain supervisory policies of the Federal Deposit Insurance Corporation, may pay dividends to its shareholders if its assets exceed its liabilities and it is able to pay its debts as they come due. Current regulations allow the Bank to pay dividends on its stock after the conversion if its regulatory capital would not be reduced below the amount then required for the liquidation account, and if those dividends do not exceed net profits of the Bank for the current year plus those for the previous two years.

Note C: New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income" and Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Statement 131 established standards for public business enterprises reporting on information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures on products and services, geographical areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. Adoption of these statements will result in additional disclosures, but will not impact the Company's consolidated results of operations and financial position.

Note D: Earnings Per Share

The Company completed its stock conversion on September 18, 1997. Earnings per share information is not meaningful for the quarter ended September 30, 1997, and is not applicable for any years prior to the stock conversion. In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," effective for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and fully diluted earnings per share is not expected to be material.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Citizens Bancorp, an Indiana corporation (the "Company"), was organized in June, 1997. On September 18, 1997, it acquired the common stock of Citizens Savings Bank of Frankfort ("Citizens") upon the conversion of Citizens from a federal mutual savings bank to a federal stock savings bank.

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

Citizens' results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expenses, including general and administrative expenses.

Financial Condition

Total assets increased to $51, 365,000 at September 30, 1997, compared to $46,353,000 at June 30, 1997. Cash decreased by $0.5 million, while interest bearing deposits increased approximately $4.6 million, due primarily to the additional capital received from the sale of stock on September 18, 1997.

Deposits decreased $1.75 million primarily as a result of funds on deposit being utilized for the purchase of common stock issued in the conversion. Borrowings at the Federal Home Loan Bank decreased $3.0 million to $1.0 million as a result of net repayments during the period.

Shareholder equity increased $9.6 million as a result of stock, issued by the Company to complete the conversion process on September 18, 1997.

Comparison of operating results for the three-month periods ended September 30, 1997 and 1996.

The Company had an increase in net income of $262,000 to $267,000 for the three-months ended September 30, 1997, compared to a net income of $5,000 for the three-month period ended September 30, 1996.

Net interest income increased $69,000 to $474,000 for the quarter ended September 30, 1997 compared to $406,000 for the same period in 1996. The increase resulted primarily from an increase in earning assets during the 1997 period.

The provision for loan losses was $12,000 for both the September 30, 1997 and 1996 periods. At September 30, 1997, the allowance for loan loss was 0.55% of the total loans compared to 0.41% at September 30, 1996.

Total non-interest income increased $166,000 to $226,000 for the quarter ended September 30, 1997, compared to the same period in 1996. The increase is primarily the result of a net gain on the sale of real estate of $173,000, less a decrease in fees, service charges and other non-interest income of $7,000.

Total non-interest expense decreased $210,000 to $239,000 for the quarter ended September 30, 1997 compared to $449,000 for the same quarter in 1996. The decrease was primarily due to the one-time FDIC special assessment to recapitalize the Savings Association Insurance fund ("SAIF"), in the pre-tax amount of $211,000. The FDIC deposit insurance premium decreased $225,000 to $6,000 for the three-months ended September 30, 1997 from $231,000 for the three-months period ended September 30, 1996. Salaries and benefits increased for the 1997 period by $9,000 and office occupancy expense, data processing expense and other expenses increased by $7,000 for the same period.

Income tax expense increased by $183,000 to $183,000 for the three-months ended September 30, 1997, compared to $18 for the same period in 1996. This was primarily the result of an increase in net income before income taxes as the result of the gain on the sale of real estate that increased the non-interest income for the 1997 period and the FDIC special assessment that increased the non-interest expense for the 1996 period.

Asset Quality

The allowance for loan losses was $224,000 at September 30, 1997 compared to $212,000 at June 30, 1997. Management considered the allowance for loan losses at September 30, 1997, to be adequate to cover estimated losses inherent in the loan portfolio at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 1997.

Balance, July 1, 1997                                      $211,635
Provision for loan losses                                    12,000
Recoveries                                                      175
Charged-offs                                                      0
                                                           --------

Balance, September 30, 1997                                $223,810
                                                           ========


Total non-performing loans totaled $286,000 or .72% of total loans at September 30, 1997 compared to $344,000 or .89% of total loans at June 30, 1997.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At September 30, 1997 and June 30, 1997, cash and interest-bearing deposits totaled $8.2 million and $4.1 million, respectively. The level at June 30, 1997 was unusually high as a result of funds on deposit related to the conversion which were invested short term.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank ("FHLB") of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1997, borrowing from the FHLB totaled $1.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in Item 7A of the Registrant's Annual Report on Form 10-K for the period ended June 30, 1997.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.                                            None.
Item 2.  Changes in Securities.                                        None.
Item 3.  Defaults Upon Senior Securities.                              None.
Item 4.  Submission of Matters to Vote of Security Holders.            None.
Item 5.  Other Information.                                            None.
Item 6.  Exhibits and Reports on Form 8-K.

             (a)  Exhibits
                  27.  Financial Data Schedule

             (b) No reports on form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CITIZENS BANCORP


Date:    November 14, 1997            By:  /s/ Fred W. Carter
                                           -----------------------
                                                   Fred W. Carter
                                                    President and
                                                       Chief Executive Officer




Date:     November 14, 1997            By: /s/ Stephen D. Davis
                                           -----------------------------
                                                 Stephen D. Davis
                                                 Treasurer