Form 10-Q
period 1997-12-31
CITIZENS BANCORP
filed 1998-02-13
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

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

                              60 South Main Street
                            Frankfort, Indiana 46041
                    (Address of principal executive offices,
                               including Zip Code)

                                 (765) 654-8533
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 2, 1998 was 1,058,000.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.           FINANCIAL INFORMATION                                 Page No.

Item 1.           Financial Statements

                     Consolidated Statements of Financial
                     Condition as of December 31, 1997 and June 30, 1997
                     (Unaudited)                                             3

                     Consolidated Statements of Income for the three
                     months ended December 31, 1997 and 1996
                     (Unaudited)                                             4

                     Consolidated Statements of Income for the six months
                     ended December 31, 1997 and 1996 (Unaudited)            5

                     Consolidated Statement of Changes in
                     Shareholders' Equity for the six months ended
                     December 31, 1997      (Unaudited)                      6

                     Consolidated Statements of Cash Flows for the
                     six months ended December 31, 1997 and 1996
                     (Unaudited)                                             7

                     Notes to Unaudited Consolidated Financial
                     Statements                                              9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition
                  and Results of Operations.                                11

Item 3.           Quantitative and Qualitative
                  Disclosure about Market Risk                              11

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                         11
Item 2.           Changes in Securities                                     11
Item 3.           Defaults Upon Senior Securities                           11
Item 4.           Submission of Matters to a Vote of Security Holders       11
Item 5.           Other Information                                         11
Item 6.           Exhibits and Reports on Form 8-K                          11

SIGNATURES                                                                  12

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT
                      Consolidated Statements of Condition
                                 (in Thousands)

                                                 December 31,     June 30,
                                                   1997             1997
                                                 ------------     ---------
                                                 (unaudited)
Assets

Cash on hand and in other institutions           $     684            $861
Interest-bearing deposits                            5,227           3,264
Investment securities available for sale               165             161
Stock in Federal Home Loan Bank
   of Indianapolis                                     332             332
Loans receivable, net                               43,254          38,435
Land held for development                              967             996
Cash surrender value of
   life insurance contract                           1,098           1,076
Property and equipment                                 559             578
Other assets                                           591             650
                                                   -------         -------
     Total assets                                  $52,877         $46,353
                                                   -------         -------

Liabilities and shareholders' equity

Deposits                                           $35,919         $36,355
Federal Home Loan Bank advances                      1,000           4,000
Other liabilities                                      545             307
                                                   -------         -------
     Total liabilities                              37,464          40,662

Commitments and contingencies                           --              --

Shareholders' equity:
Common Stock (no par value);
   5,000,000 shares authorized;
   1,058,000 shares outstanding                     10,062              --
Additional paid-in-capital                              13              --
Unearned stock awards                                 (818)             --
Retained income - substantially restricted           6,156           5,691
                                                   -------         -------
       Total shareholders equity                    15,413           5,691
                                                   -------         -------
       Total liabilities and shareholders equity   $52,877         $46,353
                                                   =======         =======

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                              Three months ended December 31,
                                                       1997       1996
                                                       ----       ----
                                                         (Unaudited)
Interest income:
Interest on loans                                      $919        $802
Other interest income                                    97          86
                                                   --------      ------
                                                      1,016         888
Interest expense:
Interest on deposits                                    398         408
Interest on borrowings                                   15          56
                                                   --------      ------
                                                        413         464
                                                   --------      ------
Net interest income                                     603         424

Provision for loan losses                                28           8
                                                   --------      ------
Net interest income
     after provision for loan losses                    575         416

Other income:
Fees and service charges                                 36          32
Other                                                    18         (39)
                                                   --------      ------
                                                         54          (7)
                                                   --------      ------
Other expense:
Salaries and employee benefits                          159         135
Occupancy expense                                        29          28
Data processing expense                                  27          27
Federal insurance premium                                 6          16
Other                                                    85          66
                                                   --------      ------
                                                        306         272
                                                   --------      ------
Income before income taxes                              323         137
Income taxes                                            125          51
                                                   --------      ------
Net income                                         $    198      $   86
                                                   ========      ======
Net income per share                                    .20         N/A
Average shares outstanding                          974,788         N/A

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                           Six months ended December 31,
                                                1997           1996
                                                ----           ----
                                                    (Unaudited)
Interest income:
Interest on loans                             $1,777          $1,570
Other interest income                            180             179
                                              ------          ------
                                               1,957           1,749
Interest expense:
Interest on deposits                             825             823
Interest on borrowings                            54              96
                                              ------          ------
                                                 879             919
                                              ------          ------
Net interest income                            1,078             830

Provision for loan losses                         40              20
                                              ------          ------
Net interest income
     after provision for loan losses           1,038             810

Other income:
Fees and service charges                          68              69
Gain on sale of real estate                      180               7
Other                                             32             (23)
                                              ------          ------
                                                 280              53

Other expense:
Salaries and employee benefits                   269             236
Occupancy expense                                 56              55
Data processing expense                           55              52
Federal insurance premium                         12             247
Other                                            153             131
                                              ------          ------

                                                 545             721
                                              ------          ------
Income before income taxes                       773             142
Income taxes                                     308              51
                                              ------          ------
Net income                                    $  465          $   91
                                              ======          ======
Net income per share                             N/A             N/A
Average shares outstanding                       N/A             N/A

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT


           CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                        Total
                                      Common Stock           Paid in      Unearned       Retained   Shareholders'
                                  Shares       Amount        Capital    Stock Awards      Income       Equity
                                  ------       ------        -------    ------------      ------       ------

                                                                   (unaudited)
Balance, July 1, 1997                  --           $--          --           $--          $5,691       $5,691

Net income                             --           --           --           --              465          465

Common stock issued in
conversion, net of
costs                             973,360        9,216           --        9,320               --        9,216

Shares issued to ESOP              84,640          846                      (846)              --          ---

Release of ESOP shares                 --           --           13           28               --           41
                                ---------      -------          ---        -----           ------      -------
Balance, December 31, 1997      1,058,000      $10,062          $13        ($818)          $6,156      $15,413
                                =========      =======          ===        =====           ======      =======


                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six months ended December 31,
                                                              1997           1996
                                                              ----           ----
                                                                       (Unaudited)
Operating activities:
Net income                                                   $   465       $    91
Adjustments to reconcile net income
     to net cash provided
     by operating activities:
Loss on sale of investments                                      ---            60
Provision for loan losses                                         40            20
Depreciation and amortization                                     14            21
Deferred federal income tax credit                               (14)          (14)
Release of ESOP shares                                            41           ---
(Increase) decrease in other assets                               52           (37)
Increase (decrease) in other liabilities                         237          (124)
                                                              ------        ------
         Net cash provided by operating activities               835            17

Investing activities:
Purchases of investment securities                                (4)          (62)
Proceeds from sale of investment securities                      ---         2,932
Principal collected on loans                                   7,633         6,402
Loans originated                                             (10,991)       (8,831)
Proceeds from sale of loans                                      ---            91
Loans purchased                                               (1,497)          ---
(Increase) decrease in land held for development                  29            25
Purchases of equipment                                           ---            (2)
                                                              ------        ------
         Net cash provided (used) by investing activities     (4,830)          555

Financing activities:
Increase (decrease) in NOW,
     MMDA and passbook deposits                                 (244)         (266)
Increase (decrease) in certificates of deposit                  (191)          167
Advances from Federal
     Home Loan Bank                                              ---        11,500
Payments to Federal
     Home Loan Bank                                           (3,000)       (9,500)
Sale of Common Stock, net of costs                             9,216           ---
                                                              ------        ------
         Net cash provided by financing activities             5,781         1,901
                                                              ------        ------
Increase (decrease) in cash and cash equivalents               1,786         2,473
Cash and cash equivalents at beginning of period               4,125         3,308
                                                              ------        ------
Cash and cash equivalents at end of period                    $5,911        $5,781
                                                              ======        ======

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

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to September 18, 1997 relates solely to the Bank (See Note B). The results of operations for the three- and six-month periods ended December 31, 1997 are not necessarily indicative of those expected for the remainder of the year.

NOTE B:  Conversion to Federal Stock Savings Bank

In April, 1997, the Board of Directors adopted a Plan of Conversion ("Plan") to convert the Bank from a federal-chartered mutual savings bank to a federal-chartered stock savings bank. The Plan provided for the sale of the Bank's capital stock to the Company, which was formed in connection with the conversion.

On September 18, 1997, the Bank completed the conversion and the formation of the Company as the holding company of the Bank. As part of the conversion, the Company issued 1,058,000 shares of common stock at $10 per share of which 84,640 shares were issued to an Employee Stock Ownership Plan. Net proceeds of the Company's stock issuance, after costs, were approximately $9,216,000 of which $5,031,000 was used to acquire 100% of the stock and ownership of the Bank. Costs associated with the conversion were deducted from the proceeds of stock sold by the Company. The transaction was accounted for in a manner similar to a pooling of interests. Since the Company did not commence operations until September 18, 1997, financial and other data contained herein prior to September 18, 1997 relates solely to the Bank.

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

The Company, subject to certain supervisory policies of the Office of Thrift Supervision, may pay dividends to its shareholders if its assets exceed its liabilities and it is able to pay its debts as they come due. Current regulations allow the Bank to pay dividends on its stock after the conversion if its regulatory capital would not be reduced below the amount then required for the liquidation account, and if those dividends do not exceed its net income to date in the calendar year plus 50% of the excess capital of the Bank.

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

Note D: Earnings Per Share

The Company completed its stock conversion on September 18, 1997. Earnings per share information is not meaningful for the quarter ended September 30, 1997, and is not applicable for any years prior to the stock conversion. The Company had $.20 earnings per share for the quarter ended December 31, 1997. In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," effective for periods ending after December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and fully diluted earnings per share is not expected to be material.

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

Financial Condition

Total assets increased to $52,877,000 at December 31, 1997, compared to $46,353,000 at June 30, 1997. Cash decreased by $177,000, while interest bearing deposits increased approximately $2.0 million, due primarily to the additional capital received from the sale of the Company's common stock on September 18, 1997.

Deposits decreased $436,000 primarily as a result of the release of funds held in escrow on behalf of purchasers of the Company's common stock issued in the conversion. Borrowings at the Federal Home Loan Bank decreased $3.0 million to $1.0 million as a result of net repayments during the period.

Shareholder equity increased $9.7 million as a result of stock issued by the Company in the conversion, plus the profit for the six month period, less the conversion costs.

Comparison of operating results for the three-month periods ended December 31, 1997 and 1996.

The Company had an increase in net income of $112,000 to $198,000 for the three-months ended December 31, 1997, compared to a net income of $86,000 for the three-month period ended December 31, 1996.

Net interest income increased $179,000 to $603,000 for the quarter ended December 31, 1997 compared to $424,000 for the same period in 1996. The increase resulted primarily from an increase in earning assets during the 1997 period.

The Provisions for loan losses was $28,000 for the December 31, 1997 period, as compared to $8,000 for the 1996 period. At December 31, 1997, the allowance for loan loss was 0.58% of the total loans compared at 0.44% at December 31, 1996.

Total non-interest income increased $61,000 to $54,000 for the quarter ended December 31, 1997, compared to a loss of $7,000 during the same period in 1996. The increase is primarily the result of a net loss of $60,000 on the sale of investments in the 1996 period.

Total non-interest expense increased $34,000 to $306,000 for the quarter ended December 31, 1997 compared to $272,000 for the same quarter in 1996. The increase was primarily due to a 1/40th funding of the ESOP during the quarter ended December 31, 1997. The FDIC deposit insurance premium decreased $10,000 to $6,000 for the three-months ended December 31, 1997 from $16,000 for the three-month period ended December 31, 1996. Salaries and benefits increased for the 1997 period by $24,000 and office occupancy expense, data processing expenses and other expenses increased by $20,000 for the same period.

Income tax expense increased by $74,000 to $125,000 for the three-months ended December 31, 1997, compared to $51,000 for the same period in 1996. This was primarily the result of an increase in net income.

Comparison of operating results for the six-month periods ended December 31, 1997 and 1996.

The Company had an increase in net income of $374,000 to $465,000 for the six months ended December 31, 1997, compared to a net income of $91,000 for the six-month period ended December 31, 1996.

Net interest income increased $248,000 to $1,078,000 for the quarter ended December 31, 1997 compared to $830,000 for the same period in 1996. The increase resulted primarily from an increase in earning assets generated by the sale of the Company's common stock during the 1997 period.

The provisions for loan losses was $40,000 for the period ended December 31, 1997 as compared to $20,000 for the 1996 period. At December 31, 1997, the allowance for loan loss was 0.58% of the total loans compared to 0.44% at December 31, 1996.

Total non-interest income increased $227,000 to $280,000 for the six months ended December 31, 1997, compared to $53,000 for the same period in 1996. The increase primarily resulted from a net gain on the sale of real estate of $173,000 during the 1997 period and from a loss of $60,000 on the sale of an investment in the 1996 period. Total non-interest expense decreased $176,000 to $545,000 for the six months ended December 31, 1997 compared to $721,000 for the same period in 1996. The decrease was primarily due to the one-time FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), in the pre-tax amount of $210,999. The FDIC deposit insurance premium decreased $235,000 to $12,000 for the six months ended December 31, 1997 from $247,000 for the six-month period ended December 31, 1996. Salaries and benefits increased for the 1997 period by $33,000, and office occupancy expense, data processing expense and other expenses increased by $26,000 for the same period.

Income tax expense increased by $257,000 to $308,000 for the six month ended December 31, 1997, compared to $51,000 for the same period in 1996. This primarily resulted from the gain on the sale of real estate, which increased the non-interest income for the 1997 period, and from the FDIC special assessment, which decreased non-interest income for the 1996 period.

Asset Quality

The allowance for loan losses was $252,000 at December 31, 1997 compared to $212,000 at June 30, 1997. Management considered the allowance for loan losses at December 31, 1997 to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the six months ended December 31, 1997.

Balance, July 1, 1997                          $211,635
Provision for loan losses                        40,000
Recoveries                                          425
Charged-offs                                          0
                                               --------
Balance, December 31, 1997                     $252,060
                                               ========

Non-performing loans totaled $376,000 or .87% of total loans at December 31, 1997 compared to $344,000 or .89% of total loans at June 30, 1997.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest bearing deposits. The levels of these assets are dependent on the Company's operating, financing and investing activities. At December 31, 1997 and June 30, 1997, cash and interest-bearing deposits totaled $5.9 million and $4.1 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank ("FHLB") of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1997, borrowing from the FHLB totaled $1.0 million.

Year 2000 Compliance

Because computer memory was so expensive on early mainframe computers, some computer programs used only the final two digits for the year in the date field while maintaining the first two digits of each year constant. As a result, some computer applications may be unable to interpret the change from year 1999 to year 2000. The Company is actively monitoring its year 2000 computer compliance issues. The bulk of the Company's computer processing is provided under contract by BISYS, Inc. in Houston, Texas ("BISYS"). BISYS expects to be in year 2000 compliance by June, 1999. BISYS will assist the Company with other phases of year 2000 compliance throughout the remainder of 1998 and 1999. The Bank's loan documentation system is provided by Banker's Systems and is also expected to be in year 2000 compliance within the next year. The Company has also appointed one of the executive officers to address all aspects of year 2000 compliance. The Company's expense in connection with year 2000 compliance is not expected to be material to its overall financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in the Registrant's Annual Report on Form 10-K for the period ended June 30, 1997.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

         The Registration Statement filed by the Company pursuant to the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on August 1, 1997 (SEC File No. 333-29031). The offering of the Company's common stock (the "Common Stock") commenced on August 8, 1997 and terminated at 12:00 noon, Frankfort, Indiana time, on September 4, 1997. The Company sold each of the 1,058,000 shares of Common Stock registered pursuant to the Registration Statement at $10 per share. The Citizens Bancorp Employee Stock Ownership Plan and Trust (the "ESOP") purchased 84,640 shares of the Common Stock with the proceeds of a loan it received from the Company. Trident Securities, Inc. acted as the Company's exclusive agent in marketing the Common Stock on a best efforts basis.

         The following table indicates the net proceeds from the offering of the Common Stock by the Company:


Gross proceeds from sale of
   1,058,000 shares at $10/share                                 $10,580,000
Expenses:
Underwriting commissions              119,754
Underwriting expenses                  38,601
Other expenses                        359,275
                                      -------
Total expenses                                                       517,630
                                                                ------------
Net proceeds                                                    $ 10,062,370
                                                                ============

     As described in the prospectus, the Company used 50% of the net proceeds (or $5,031,185) to purchase all of the capital stock of the Bank. From the proceeds that it retained, the Company made a loan to the ESOP for the purchase of 84,640 shares of the Common Stock. After providing for this loan and for the purchase of the Bank's capital stock, the Company retained $4,184,785 of the net proceeds, as the following table indicates:

Net proceeds                                                        $10,062,370
Purchase of Bank capital stock                       5,031,185
Loan to ESOP                                           846,400
                                                     ---------
Total                                                                 5,877,585
                                                                    -----------
Net proceeds retained by Company                                    $ 4,184,785
                                                                    ===========

         The Company has used approximately $22,000 of the net proceeds that it retained to pay operating expenses, such as legal and accounting fees, and to purchase supplies. The Company deposited the remainder of the net proceeds that it retained in accounts with the Bank, thereby increasing the Bank's working capital.

         The Bank used $2,000,000 of its portion of the net proceeds to repay short-term advances from the FHLB of Indianapolis, and used $1,000,000 to purchase a participation interest in a commercial loan from the Farmers Bank in Frankfort. The Bank deposited the remainder of the net proceeds it received in an overnight account with the FHLB of Indianapolis to be used for daily operations.

         The payments described above reflect reasonable estimates of amounts paid by the Company and the Bank. Neither the Company nor the Bank paid any of the expenses indicated above, either directly or indirectly, to its directors, officers or their associates, or to any person owning 10% or more of any class of its securities, or to any affiliate. The Company's and the Bank's use of the proceeds from the offering of the Common Stock described above does not represent a material change in the use of proceeds described in the prospectus.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

                (a)  Exhibits 27.  Financial Data Schedule

                (b) No reports on form 8-K were filed during the quarter ended December 31, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CITIZENS BANCORP

Date:      February 13, 1998                     By:   /s/ Fred W. Carter
                                                       -------------------------
                                                       Fred W. Carter
                                                       President and
                                                       Chief Executive Officer

Date:      February 13, 1998                     By:   /s/ Stephen D. Davis
                                                       -------------------------
                                                       Stephen D. Davis
                                                       Treasurer