Form 10-Q
period 1998-03-31
CITIZENS BANCORP
filed 1998-05-14
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
         1998

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
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


                              60 South Main Street
                            Frankfort, Indiana 46041
                    (Address of principal executive offices,
                               including Zip Code)
                                 (765) 654-8533

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 11, 1998 was 1,058,000.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.           FINANCIAL INFORMATION                                 Page No.

Item 1.  Financial Statements

             Consolidated Statements of Financial
             Condition as of March 31, 1998 and June 30, 1997
             (Unaudited)                                                    3

             Consolidated Statements of Income for the three
             months ended March 31, 1998 and 1997
             (Unaudited)                                                    4

             Consolidated Statements of Income for the nine months
             ended March 31, 1998 and 1997 (Unaudited)                      5

             Consolidated Statement of Changes in
             Shareholders' Equity for the nine months ended
             March 31, 1998 (Unaudited)                                     6

             Consolidated Statements of Cash Flows for the
             nine months ended March 31, 1998 and 1997
             (Unaudited)                                                    7

             Notes to Unaudited Consolidated Financial
             Statements                                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk         11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11
Item 2.  Changes in Securities and Use of Proceeds                         11
Item 3.  Defaults Upon Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders               11
Item 5.  Other Information                                                 11
Item 6.   Exhibits and Reports on Form 8-K                                 11


Signatures                                                                 12

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements



                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT
                      Consolidated Statements of Condition
                                 (in thousands)

                                                      March 31,        June 30,
                                                        1998            1997
                                                       --------       --------
                                                     (Unaudited)
Assets

Cash on hand and in other institutions                 $  2,338       $    861
Interest-bearing deposits                                 4,587          3,264
Investment securities available for sale                    325            161
Stock in Federal Home Loan Bank
      of Indianapolis                                       332            332
Loans receivable, net                                    44,787         38,435
Land held for development                                   956            996
Cash surrender value of
   life insurance contract                                1,108          1,076
Property and equipment                                      551            578
Other assets                                                623            650
                                                       --------       --------
       Total assets                                    $ 55,607       $ 46,353
                                                       ========       ========

Liabilities and shareholders' equity

Deposits                                               $ 38,327       $ 36,355
Federal Home Loan Bank advances                           1,000          4,000
Other liabilities                                           647            307
                                                       --------       --------
       Total liabilities                                 39,974         40,662

Commitments and contingencies                                --             --

Shareholders' equity:
 Common Stock (no par value);
   5,000,000 shares authorized;
   1,058,000 shares outstanding                          10,062             --
Additional paid-in-capital                                   27             --
Unearned stock awards                                      (791)            --
Unrealized gain  (loss)  on securities
    available for sale (net)                                 11             --
Retained income - substantially restricted                6,324          5,691
                                                       --------       --------
        Total shareholders equity                        15,633          5,691
                                                       --------       --------

        Total liabilities and shareholders equity      $ 55,607       $ 46,353
                                                       ========       ========

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                        Three months ended March 31,
                                            1998          1997
                                          --------      --------
                                               (Unaudited)

Interest income:
Interest on loans                         $    943      $    810
Other interest income                           87            61
                                          --------      --------
                                             1,030           871
Interest expense:
Interest on deposits                           407           404
Interest on borrowings                          15            39
                                          --------      --------
                                               443           422
                                          --------      --------


Net interest income                            608           428

Provision for loan losses                       12

Net interest income
     after provision for loan losses           591           416

Other income:
Fees and service charges                        35            36
Other                                           14            15
                                          --------      --------
                                                49            51

Other expense:
Salaries and employee benefits                 130           116
Occupancy expense                               27            29
Data processing expense                         30            28
Federal insurance premium                        5             6
Other                                           97            61
                                          --------      --------

                                               289           240
                                          --------      --------

Income before income taxes                     351           227
Income taxes                                    13            74
                                          --------      --------
Net income                                $    217      $    153
                                          ========      ========

Net income per share                                         N/A
Average shares outstanding                 977,535           N/A

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                      Nine months ended March 31,
                                           1998        1997
                                         -------      -------
                                             (Unaudited)

Interest income:
Interest on loans                        $ 2,720      $ 2,380
Other interest income                         26          240
                                         -------      -------
                                           2,987        2,620
Interest expense:
Interest on deposits                       1,232        1,227
Interest on borrowings                       135
                                         -------      -------
                                           1,301        1,362
                                         -------      -------


Net interest income                        1,686        1,258

Provision for loan losses                     57           32
                                         -------      -------

Net interest income
    after provision for loan losses        1,629        1,226

Other income:
Fees and service charges                     103          105
Gain on sale of real estate                  180           12
Other                                         46          (13)
                                         -------      -------
                                              32          104
Other expense:
Salaries and employee benefits               399          352
Occupancy expense                             83           84
Data processing expense                       85           80
Federal insurance premium                     17          253
Other                                        250          192
                                         -------      -------
                                             834          961
                                         -------      -------

Income before income taxes                 1,124          369
Income taxes                                  44          125
                                         -------      -------
Net income                               $   682      $   244
                                         =======      =======

Net income per share                         N/A          N/A
Average shares outstanding                   N/A          N/A

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT


           CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                   Unrealized Gain (Loss)                 Total
                                         Common Stock    Paid in   Unearned      on Securities Available   Retained    Shareholders'
                                      Shares   Amount    Capital  Stock Awards        for Sale (Net)        Income        Equity
                                      ------   ------    -------  ------------  --------------------------  ------      --------

Balance, July 1, 1997                  ----   $   ----   $  ----   $   ----            $  ----               $ 5,691     $ 5,691

Net Income                             ----       ----      ----       ----               ----                   682         682

Change in unrealized gain (loss)
    on securities available
    for sale (net)                     ----       ----      ----       ----                 11                  ----          11

Common stock issued in
    conversion, net of costs        973,360      9,216      ----       ----               ----                  ----       9,216

Dividends declared on
    common stock                       ----       ----      ----       ----               ----                   (49)        (49)

Shares issued to ESOP                84,640        846      ----       (846)               ----                 ----        ----

Release of ESOP Shares                 ----       ----        27        55                ----                  ----           82
                                  ---------   --------    ------   -------             -------              --------    ---------

Balance, March 31, 1998           1,058,000   $ 10,062    $   27    ($791)             $    11              $  6,324    $  15,633
                                  =========   ========    ======   ======             ========              ========    =========

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Nine months ended March 31,
                                                                1998            1997
                                                               --------       --------
                                                                     (Unaudited)

Operating activities:
Net income                                                     $    682       $    244
Adjustments to reconcile net income
    to net cash provided
    by operating activities:
Loss on sale of investments                                          --             60
Provision for loan losses                                            57             32
Depreciation and amortization                                        22             31
Deferred federal income tax credit                                  (21)           (35)
Release of ESOP shares                                               82             --
(Increase) decrease in other assets                                  15            (37)
Increase (decrease) in other liabilities                            285            (32)
                                                               --------       --------
         Net cash provided by operating activities                1,122            263

Investing activities:

Purchases of investment securities                                 (146)           (63)
Proceeds from sale of investment securities                          --          2,932
Principal collected on loans                                     13,195         10,087
Loans originated                                                (17,104)       (13,036)
Proceeds from sale of loans                                          --             91
Loans purchased                                                  (2,494)            --
Decrease in land held for development                                40             30
Purchases of equipment                                               (1)           (16)
                                                               --------       --------
         Net cash provided (used) by investing activities        (6,510)            25

Financing activities:

Increase (decrease) in NOW,
    MMDA and passbook deposits                                     (312)           100
Increase in certificates of deposit                               2,284          1,555
Advances from Federal
    Home Loan Bank                                                   --         11,500
Payments to Federal
    Home Loan Bank                                               (3,000)       (12,500)
Sale of Common Stock, net of costs                                9,216             --
                                                               --------       --------
         Net cash provided by financing activities                8,188            655
                                                               --------       --------
Increase in cash and cash equivalents                             2,800            943
Cash and cash equivalents at beginning of period                  4,125          3,308
                                                               --------       --------
Cash and cash equivalents at end of period                     $  6,925       $  4,251
                                                               ========       ========

                                CITIZENS BANCORP
                           AND WHOLLY-OWNED SUBSIDIARY
                       CITIZENS SAVINGS BANK OF FRANKFORT

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Citizens Bancorp ("Company") and its wholly-owned subsidiary, Citizens Savings Bank of Frankfort (Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Bank for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to September 18, 1997 relates solely to the Bank (See Note B). The results of operations for the three- and nine-month periods ended March 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

NOTE B: Conversion to Federal Stock Savings Bank

In April, 1997, the Board of Directors adopted a Plan of Conversion ("Plan") to convert the Bank from a federal-chartered mutual savings bank to a federal-chartered stock savings bank. The Plan provided for the sale of the Bank's capital stock to the Company, which was formed in connection with the conversion.

On September 18, 1997 the Bank completed the conversion and the formation of the Company as the holding company of the Bank. As part of the conversion, the Company issued 1,058,000 shares of common stock at $10 per share of which 84,640 shares were issued to an Employee Stock Ownership Plan. Net proceeds of the Company's stock issuance, after costs, were approximately $9,216,000 of which $5,031,000 was used to acquire 100% of the stock and ownership of the Bank. Costs associated with the conversion were deducted from the proceeds of stock sold by the Company. The transaction was accounted for in a manner similar to a pooling of interests. Since the Company did not commence operations until September 18, 1997, financial and other data contained herein prior to September 18, 1997 relates solely to the Bank.

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

The Company, subject to certain supervisory policies of the Office of Thrift Supervision, may pay dividends to its shareholders if its assets exceed its liabilities and it is able to pay its debts as they come due. Current regulations allow the Bank to pay dividends on its stock after the conversion of its regulatory capital would not be reduced below the amount then required for the liquidation account, and if those dividends do not exceed its net income to date in the calendar year plus 50% of the excess capital of the Bank.

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

NOTE D: Earnings Per Share

The Company completed its stock conversion on September 18, 1997. Earnings per share information is not meaningful for the quarter ended September 30, 1997, and is not applicable for any years prior to the stock conversion. The Company had $.22 and $.43 earnings per share for the three and six months ended March 31, 1998. In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," effective for periods ending after December 15, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and fully diluted earnings per share is not expected to be material.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Citizens Bancorp, an Indiana corporation (the "Company"), was organized in June, 1997. On September 18, 1997, it acquired the common stock of Citizens Savings Bank of Frankfort ("Citizens") upon the conversion of Citizens from a federal mutual savings bank to a federal stock savings bank.

Citizens was organized as a state-chartered building and loan association in 1916 and currently conducts its business from one full-service office located in Frankfort, Indiana. Citizens' principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one-to four-family real estate. Citizens' deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Citizens offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans;
(ii)multi-family loans; (iii) construction loans; (iv) nonresidential real estate loans; (v) home equity loans (vi) single-pay loans; (vii) installment loans; (viii) automobile loans; (ix) NOW accounts; (x) money market demand accounts ("MMDAs") (xi) passbook savings accounts; (xii) certificates of deposit and (xiii) individual retirement accounts.

Citizens currently owns one subsidiary, Citizens Loan and Service Corporation ("CLSC"), which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Citizens from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. CLSC ordinarily receives payment when title is transferred.

Citizens' results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earnings assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of the Company's non-interest income, including fee income and service charges, and the level of its non-interest expenses, including general and administrative expenses.

Financial Condition

Total assets increased to $55,607,000 at March 31, 1998, compared to $46,353,000 at June 30, 1997. Cash increased by $1.5 million while interest bearing deposits increased by $1.3 million, due primarily to the additional capital received from the sale of the Company's common stock on September 18, 1997.

Deposits increased $2.0 million primarily as a result of an increase in the amount of public funds on deposit. Borrowings at the Federal Home Loan Bank decreased $3.0 million to $1.0 million as a result of net repayments during the period.

Shareholder equity increased $9.9 million primarily as a result of stock issued by the Company in the conversion, plus the profit for the nine month period, less the conversion costs. The company declared a dividend of $.05 per share of common stock held as of March 24, 1998, payable on April 7, 1998. Shareholder equity decreased by $49,000 as a result of the declaration of the dividend.

Comparison of operating results for the three-month periods ended March 31, 1998 and 1997.

The Company had an increase in net income of $64,000 to $217,000 for the three-months ended March 31, 1998, compared to a net income of $153,000 for the three-month period ended March 31,1997.

Net interest income increased $180,000 to $608,000 for the quarter ended March 31, 1998 compared to $428,000 for the same period in 1997. The increase resulted primarily from an increase in earning assets during the 1998 period.

The Provision for loan losses was $17,000 for the March 31, 1998 period, as compared to $12,000 for the 1997 period. At March 31, 1998, the allowance for loan loss was 0.57% of the total loans compared to 0.46% at March 31, 1997.

Total non-interest income decreased $2,000 to $49,000 for the quarter ended March 31, 1998, compared to $51,000 during the same period in 1997.

Total non-interest expense increased $49,000 to $289,000 for the quarter ended March 31, 1998 compared to $240,000 for the same quarter in 1997. The increase was primarily due to $40,000 in compensation expense related to the ESOP during the quarter ended March 31, 1998. Salaries and benefits exclusive of the ESOP decreased for the 1998 period by $26,000 and FDIC premiums, office occupancy expense and data processing expenses decreased by $1,000 for the same period. Other expenses, consisting primarily of legal and accounting expenses, increased by $36,000 for the 1998 period, due primarily to the increased reporting requirements for public companies.

Income tax expense increased by $60,000 to $134,000 for the three-months ended March 31, 1998, compared to $74,000 for the same period in 1997. This was primarily the result of an increase in net income.

Comparison of operating results for the nine-month periods ended March 31, 1998 and 1997.

The Company had an increase in net income of $438,000 to $682,000 for the nine months ended March 31, 1998, compared to a net income of $244,000 for the nine-month period ended March 31, 1997.

Net interest income increased $428,000 to $1,686,000 for the quarter ended March 31, 1998 compared to $1,258,000 for the same period in 1997. The increase resulted primarily from an increase in earning assets generated by the sale of the Company's common stock during the 1998 period.

The provision for loan losses was $57,000 for the period ended March 31, 1998 as compared to $32,000 for the 1997 period. At March 31, 1998, the allowance for loan loss was 0.57% of the total loans compared to 0.46% at March 31, 1997.

Total non-interest income increased $225,000 to $329,000 for the nine months ended March 31, 1998, compared to $104,000 for the same period in 1997. The increase primarily resulted from a net gain on the sale of real estate of $173,000 during the 1998 period and from a loss of $60,000 on the sale of an investment in the 1997 period.

Total non-interest expense decreased $127,000 to $834,000 for the nine months ended March 31, 1998 compared to $961,000 for the same period in 1997. The decrease was primarily due to the one-time FDIC special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"), in the pre-tax amount of $210,999. The FDIC deposit insurance premium decreased $236,000 to $17,000 for the nine months ended March 31, 1998 from $253,000 for the none month period ended March 31, 1997. Salaries and benefits increased for the 1998 period by $47,000, and office occupancy expense and data processing expense increased by $4,000 for the same period. Other expenses, consisting primarily of legal and accounting fees, increased by $58,000 during the 1998 period, due to the increased reporting requirements for public companies.

Income tax expense increased by $317,000 to $442,000 for the nine months ended March 31, 1998, compared to $125,000 for the same period in 1997. This primarily resulted from the gain on the sale of real estate, which increased the non-interest income for the 1998 period, and from the FDIC special assessment, which decreased non-interest income for the 1997 period.

Asset Quality

The allowance for loan losses was $254,000 at March 31, 1998 compared to $212,000 at June 30, 1997. Management considered the allowance for loan losses at March 31, 1998 to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the nine months ended March 31, 1998.

Balance, July 1, 1997                                 $211,635
Provision for loan losses                               57,000
Recoveries                                               1,075
Charge-offs                                            (15,936)
                                                     ---------

Balance, March 31, 1998                               $253,774
                                                      ========

Non-performing loans totaled $443,000 or .99% of total loans at March 31, 1998 compared to $344,000 or .89% of total loans at June 30, 1997.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 1998 and June 30, 1997, cash and interest-bearing deposits totaled $6.9 million and $4.1 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank ("FHLB") of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At March 31, 1998, borrowing from the FHLB totaled $1.0 million.

Year 2000 Compliance

Because computer memory was so expensive on early mainframe computers, some computer programs used only the final two digits for the year in the date field while maintaining the first two digits of each year constant. As a result, some computer applications may be unable to interpret the change from year 1999 to year 2000. The Company is actively monitoring its year 2000 computer compliance issues. The bulk of the Company's commuter processing is provided under contract by BISYS, Inc. in Houston, Texas ("BISYS"). BISYS expects to be in year 2000 compliance by June, 1999. BISYS will assist the Company with other phases of year 2000 compliance throughout the remainder of 1998 and 1999. The Bank's loan documentation system is provided by Banker's Systems and is also expected to be in year 2000 compliance within the next year. The Company has also appointed one of the executive officers to address all aspects of year 2000 compliance. The Company's expense in connection with year 2000 compliance is not expected to be material to its overall financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in the Registrant's Annual Report on Form 10-K for the period ended June 30,1997.

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27.1.  Financial Data Schedule as of March 31, 1998
         (b) Exhibit 27.2.  Amended Financial Data Schedule as of
             December 31, 1997
         (c) No reports on form 8-K were filed during the quarter ended March 31, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITIZENS BANCORP

Date: May 12, 1998                         By:/s/ Fred W. Carter
                                           --------------------------------
                                           Fred W. Carter
                                           President and Chief Executive Officer


Date: May 12, 1998                         By:/s/ Stephen D. Davis
                                           --------------------------------
                                           Stephen D. Davis
                                           Treasurer