Form 10-K
period 1998-06-30
CITIZENS BANCORP
filed 1998-09-29
CIK 1040734

================================================================================
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 333-29031

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 10, 1998 was $8,624,701.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of September 10, 1998, was 1,058,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1998, are incorporated by reference into Part II. Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated in Part III.


                            Exhibit Index on Page E-1
                               Page 1 of 30 Pages
================================================================================

                                CITIZENS BANCORP
                                    Form 10-K
                                      INDEX
                                                                          Page
PART I
     Item 1     Business.................................................... 3
     Item 2.    Properties..................................................25
     Item 3.    Legal Proceedings...........................................26
     Item 4.    Submission of Matters to a Vote of Security Holders.........26
     Item 4.5.  Executive Officers of the Registrant........................26
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters.....................................27

     Item 6.    Selected Financial Data.....................................27
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................27
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..27
     Item 8.    Financial Statements and Supplementary Data.................27
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.....................27

PART III
     Item 10.   Directors and Executive Officers of Registrant..............27
     Item 11.   Executive Compensation......................................27

     Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management...................................27

     Item 13.   Certain Relationships and Related Transactions..............27

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K.................................28

SIGNATURES          ........................................................29

Item 1.    Business

General

         Citizens Bancorp, an Indiana corporation (the "Holding Company"), was organized in June, 1997. On September 18, 1997, the Holding Company acquired the common stock of Citizens Savings Bank of Frankfort ("Citizens") upon the conversion of Citizens from a federal mutual savings bank to a federal stock savings bank.

         Citizens was organized as a state-chartered building and loan association in 1916 and currently conducts its business from one full-service office located in Frankfort, Indiana. Citizens' principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Citizens' deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Citizens offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) multi-family loans; (iii) construction loans; (iv) nonresidential real estate loans; (v) home equity loans; (vi) single-pay loans; (vii) installment loans; (viii) automobile loans; (ix) NOW accounts; (x) money market demand accounts ("MMDAs"); (xi) passbook savings accounts; (xii) certificates of deposit; and (xiii) individual retirement accounts.

         Loan Portfolio Data. The following table sets forth the composition of Citizens' loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                    At June 30,
                                           --------------------------------------------------------------
                                                  1998                  1997                  1996
                                           ------------------     -----------------     -----------------
                                                      Percent               Percent               Percent
                                           Amount    of Total     Amount   of Total     Amount   of Total
                                           -------   --------     ------   --------     ------   --------
                                                               (Dollars in thousands)

TYPE OF LOAN Real estate mortgage loans:
   Residential..........................   $35,928     76.54%    $29,888    77.77%      $26,240   76.30%
   Non-residential......................     1,770      3.77         824     2.14           695    2.02
   Multi-family.........................     1,887      4.02       1,551     4.04         1,596    4.64
Construction loans:.....................       611      1.30       1,420     3.69           870    2.53
Consumer loans:
   Single pay...........................     2,815      6.00       1,854     4.82         2,110    6.14
   Installment .........................     2,219      4.73       1,696     4.41         1,288    3.74
   Share ...............................       ---       ---          15      .04            63     .18
   Home equity..........................     2,176      4.64       2,095     5.45         1,949    5.67
   Home improvement.....................         5       .01           8      .02            11     .03
                                           -------    ------     -------   ------       -------  ------
       Gross loans receivable...........   $47,411    101.01%    $39,351   102.38%      $34,822  101.25%
                                           =======    ======     =======   ======       =======  ======

TYPE OF SECURITY
Residential real estate ................   $40,612     86.53%    $35,153    91.45%      $30,860   89.73%
Non-residential real estate.............     2,143      4.57       1,037     2.70         1,072    3.12
Multi-family real estate................     2,267      4.83       1,551     4.04         1,596    4.64
Deposits................................       150       .32         193      .50           165     .48
Auto   .................................     1,415      3.01       1,176     3.06           832    2.42
Other security..........................       405       .86         111      .29           214     .62
Unsecured ..............................       419       .89         130      .34            83     .24
                                           -------    ------     -------   ------       -------  ------
     Gross loans receivable.............    47,411    101.01      39,351   102.38        34,822  101.25

Deduct:
Deferred loan fees......................       110       .23         101      .26            95     .28
Allowance for loan losses...............       269       .57         212      .55           138     .40
Loans in process........................        96       .21         603     1.57           197     .57
                                           -------    ------     -------   ------       -------  ------
   Net loans receivable.................   $46,936    100.00%    $38,435   100.00%      $34,392  100.00%
                                           =======    ======     =======   ======       =======  ======
Mortgage Loans (1):
   Adjustable-rate......................   $11,502     28.99%   $  9,595    29.68%     $  9,241   32.30%
   Fixed-rate...........................    28,178     71.01      22,734    70.32        19,368   67.70
                                           -------    ------     -------   ------       -------  ------
     Total..............................   $39,680    100.00%    $32,329   100.00%      $28,609  100.00%
                                           =======    ======     =======   ======       =======  ======


(1) Balances in this category include escrows and reserves for uncollected interest.

         The following table sets forth certain information at June 30, 1998, regarding the dollar amount of loans maturing in Citizens' loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.



                                        Balance                        Due During Years Ended June 30,
                                    Outstanding at                                        2002       2004      2009       2014
                                       June 30,                                            to         to        to         and
                                         1998              1999       2000       2001     2003       2008      2013     following
                                        -------          ------       ----      -----    ------     ------    -------    -------
                                                                                 (In thousands)
Real estate mortgage loans:
   Residential loans..................  $35,928        $     10      $  47     $   51   $   235     $3,864    $15,180    $16,541
   Multi-family loans.................    1,887             ---        ---        ---       ---        239      1,648        ---
   Non-residential loans..............    1,770             ---          9        ---       ---        307        464        990
Construction loans....................      611             611        ---        ---       ---        ---        ---        ---
Installment  loans....................    2,219              84        280        450     1,116        284        ---          5
Single pay loans......................    2,815           2,709        105          1       ---        ---        ---        ---
Home equity loans.....................    2,176             ---        ---        ---       ---        ---        ---      2,176
Home improvement loans................        5               1        ---          4       ---        ---        ---        ---
                                        -------          ------       ----      -----    ------     ------    -------    -------
     Total............................  $47,411          $3,415       $441      $ 506    $1,351     $4,694    $17,292    $19,712
                                        =======          ======       ====      =====    ======     ======    =======    =======

      The following table sets forth, as of June 30, 1998, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.


                                                         Due After June 30, 1999
                                     -------------------------------------------------------------
                                     Fixed Rates             Variable Rates                  Total
                                     -----------             --------------                  -----
                                                             (In thousands)
Real estate mortgage loans:
   Residential loans.............       $28,052                 $  7,866                    $35,918
   Multi-family loans............           ---                    1,887                      1,887
   Non-residential loans.........            38                    1,732                      1,770
Construction loans...............           ---                      ---                        ---
Installment loans................         2,135                      ---                      2,135
Single pay loans.................            42                       64                        106
Share loans......................           ---                      ---                        ---
Home equity loans................           ---                    2,176                      2,176
Home improvement loans...........             4                      ---                          4
                                        -------                  -------                    -------
   Total.........................       $30,271                  $13,725                    $43,996
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

      Citizens also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity. Citizens may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Citizens' portfolio at June 30, 1998 provide for maximum rate adjustments per year and over the life of the loan of 1% and 6%, respectively. Citizens' residential ARMs are amortized for terms up to 25 years.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 1998, approximately 21% of Citizens' one- to four-family residential loans had adjustable rates of interest.

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

      At June 30, 1998, approximately $35.9 million, or 76.5% of Citizens' portfolio of loans, consisted of one- to four-family residential loans. Approximately $84,000, or .23% of total residential loans, were included in non-performing assets as of that date. See "--Non-Performing and Problem Assets."

      Multi-Family Loans. At June 30, 1998, approximately $1.9 million, or 4.0% of Citizens' total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Citizens' multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate or to its internal loan rate which is established from time-to-time. Citizens writes multi-family loans with maximum Loan-to-Value ratios of 80%. Citizens' largest multi-family loan as of June 30, 1998 was $1.3 million and was secured by an apartment complex in Frankfort. On the same date, there were no multi-family loans included in non-performing assets.

      Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "-- Nonresidential Real Estate Loans" below.

      Construction Loans. Citizens offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At June 30, 1998, approximately $611,000, or 1.3% of Citizens' total loan portfolio, consisted of construction loans. The largest construction loan at June 30, 1998, totaling $210,000, was secured by a single-family residence near Frankfort. Citizens had no construction loans included in non-performing assets on that date.

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

      Nonresidential Real Estate Loans. Citizens' nonresidential real estate loans are secured by churches, office buildings, and other commercial properties. Citizens generally originates non-residential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, and which are written for maximum terms of 20 years with maximum Loan-to-Value ratios of 75%. At June 30, 1998,
Citizens' largest nonresidential loan was $990,000 and was secured by an extended stay motel in Columbus, Indiana. At June 30, 1998, approximately $1.8 million, or 3.8% of Citizens' total loan portfolio, consisted of nonresidential real estate loans. On the same date, approximately $37,000 in nonresidential real estate loans were included in non-performing assets.

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

      Consumer Loans. Citizens' consumer loans, consisting primarily of home equity loans, personal installment loans and "single pay" loans aggregated approximately $7.2 million at June 30, 1998, or 15.4% of its total loan portfolio. Citizens consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of Citizens' consumer loans, except loans secured by deposits and home equity loans, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At June 30, 1998, 94.2% of Citizens' consumer loans were secured by collateral. Citizens' loans secured by deposits are made up to 90% of the original account balance and, at June 30, 1998, accrued at a rate of 8.50%. This rate may change but will always be at least 1% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually.

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

         At June 30, 1998, Citizens had outstanding approximately $2.2 million of home equity loans, with unused lines of credit totaling approximately $2.65 million. Home equity loans in the amount of $5,000 were included in non-performing assets on that date.

      Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, consumer loans amounting to $48,000 were included in non-performing assets. See "-- Non-Performing and Problem Assets."

      Single-Pay Loans. Citizens offers single-pay loans, which are short-term loans secured by real estate, automobiles or other types of collateral that are payable with a single payment rather than by installment. Typically, single-pay loans secured by real estate are written with terms of one year or less, while single-pay loans secured by other types of collateral are written for terms of 90 days to six months. Of the approximately $2.8 million of single-pay loans in Citizens' portfolio as of June 30, 1998, approximately $1.3 million were secured by residential mortgages and $271,000 were secured by land. The remaining approximately $1.2 million of loans in this category were consumer loans, typically secured by automobiles or subordinate liens on real estate. At June 30, 1998, Citizens had one delinquent single-pay loan in the amount of $1,500 in its portfolio.

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

      Citizens confines its loan origination activities primarily to Clinton County. At June 30, 1998, Citizens had one loan totaling approximately $66,000 secured by property located outside of Indiana. Citizens loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Citizens' office.

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

      Citizens generally requires appraisals on all real property securing its loans and requires an attorney's opinion and a valid lien on the mortgaged real estate. Appraisals for all real property securing mortgage loans are performed by independent appraisers who are state-licensed. Citizens requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Citizens also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. Citizens requires escrow accounts for insurance premiums and taxes for loans that require private mortgage insurance.

      Citizens' underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

         The following table shows Citizens' loan origination and repayment activity during the periods indicated:

                                                                  Year Ended June 30,
                                                  -------------------------------------------------
                                                   1998                  1997                  1996
                                                  -------              --------              --------
                                                                    (In thousands)
Loans Originated:
     Real estate mortgage loans:
       Residential loans......................    $14,353                $9,253              $  8,738
       Nonresidential loans...................        122                   202                   175
       Multi-family loans.....................      1,563                   102                   ---
     Construction loans.......................      2,385                 2,503                 1,603
     Installment loans........................      1,993                 1,434                 1,076
     Single pay loans.........................      4,082                 2,818                 2,834
     Share loans..............................        ---                     5                    63
     Home equity loans........................      1,265                 1,156                   930
     Home improvement loans...................        ---                   ---                   ---
                                                  -------              --------              --------
         Total originations...................     25,763                17,473                15,419
     Loans purchased..........................      2,494                   ---                    64
Reductions:
     Principal loan repayments................    (19,696)              (13,251)              (10,279)
     Loans sold...............................        ---                   (91)                  ---
     Transfers from loans to real estate owned        ---                   ---                   ---
                                                  -------              --------              --------
         Total reductions.....................    (19,696)              (13,342)              (10,279)
     Decrease in other items (1)..............        (60)                  (88)                  (88)
                                                  -------              --------              --------
     Net increase (decrease) .................    $ 8,501              $  4,043              $  5,116
                                                  =======              ========              ========

(1) Other items consist of amortization of deferred loan origination costs and the provision for losses on loans.

      Citizens' residential loan originations during the year ended June 30, 1998 totaled $14.4 million, compared to $9.3 million and $8.7 million in the years ended June 30, 1997 and 1996, respectively.

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

      Non-performing Assets. At June 30, 1998, $170,000, or .32% of total assets, were non-performing (non-performing loans and non-accruing loans) compared to $344,000, or .74% of total assets at June 30, 1997. At June 30, 1998, residential loans and consumer loans accounted for $84,000 and $48,000, respectively, of non-performing assets. Citizens had no Real Estate Owned ("REO") properties as of June 30, 1998.

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

                                                            At June 30,
                                            --------------------------------------------
                                            1998                1997                1996
                                                       (Dollars in thousands)
Non-performing assets:
   Non-performing loans................      $131                $303               $181
   Troubled debt restructurings........        39                  41                 41
                                             ----                ----               ----
     Total non-performing loans........       170                 344                222
   Foreclosed real estate..............       ---                 ---                ---
                                             ----                ----               ----
     Total non-performing assets.......      $170                $344               $222
                                             ====                ====               ====

Non-performing loans to total loans....      0.36%               0.89%              0.64%

Non-performing assets to total assets..      0.32%               0.74%              0.50%

      Interest on loans was $4,000, $8,000, and $4,000 less than would have been reported for the years ended June 30, 1998, 1997 and 1996, respectively, if the non-performing loans summarized above had been current in accordance with their original terms. Citizens received $3,000 in interest on non-performing loans during the year ended June 30, 1998.

      At June 30, 1998, Citizens held loans delinquent from 30 to 59 days totaling approximately $817,000. Other than these loans and the other delinquent loans disclosed elsewhere in this section, Citizens was not aware of any other loans, the borrowers of which were experiencing financial difficulties.

         Delinquent Loans. The following table sets forth certain information at June 30, 1998, 1997, and 1996, relating to delinquencies in Citizens's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.



                                       At June 30, 1998                                At June 30, 1997
                           -----------------------------------------------   ----------------------------------------------
                                60-89 Days             90 Days or More           60-89 Days            90 Days or More
                           ----------------------- -----------------------   ---------------------  -----------------------
                                        Principal                Principal              Principal                Principal
                             Number     Balance of  Number      Balance of    Number    Balance of   Number     Balance of
                           of Loans       Loans    of Loans        Loans     of Loans     Loans     of Loans       Loans
                           --------     ---------  --------     ----------   --------   ---------   --------    -----------
                                                                                           (Dollars in thousands)
Residential
   mortgage loans..........     8       $244           6           $84            1        $10         5           $130
Nonresidential
   mortgage loans..........   ---        ---         ---           ---            1         24       ---            ---
Installment loans..........     7         35           8            40            2         16         6             37
Single pay loans...........   ---        ---           1             2          ---        ---         1             84
Home equity loans..........     3         40           1             5          ---        ---         5             52
Home improvement loans.....   ---        ---         ---           ---          ---        ---       ---            ---
                               --       ----          --          ----            -        ---        --           ----
   Total...................    18       $319          16          $131            4        $50        17           $303
                               ==       ====          ==          ====            =        ===        ==           ====
Delinquent loans to
   total loans.............                                        .96%                                            1.92%
                                                                   ===                                             ====



                                               At June 30, 1996
                                     -------------------------------------------
                                        60-89 Days        90 Days or More
                                     -------------------- ----------------------
                                               Principal              Principal
                                     Number    Balance of  Number     Balance of
                                    of Loans    Loans     of Loans      Loans
                                    --------    -----     --------      -----

Residential
   mortgage loans..................     7       $158          8        $  89
Nonresidential
   mortgage loans..................   ---        ---        ---          ---
Installment loans..................     6         16          8           35
Single pay loans...................     4         24          2           12
Home equity loans..................     1          6          3           45
Home improvement loans.............   ---        ---        ---          ---
                                     ----       ----       ----         ----
   Total...........................    18       $204         21         $181
                                     ====       ====       ====         ====
Delinquent loans to
   total loans.....................                                     1.12%

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

      At June 30, 1998, the aggregate amount of Citizens' classified assets, and of its general and specific loss allowances were as follows:

                                                        At June 30, 1998
                                                        ----------------
                                                         (In thousands)

   Substandard assets.....................................      $125
   Doubtful assets........................................       ---
   Loss assets............................................       ---
                                                                ----
       Total classified assets............................      $125
                                                                ====
   General loss allowances................................      $269
   Specific loss allowances...............................       ---
                                                                ----
       Total allowances...................................      $269
                                                                ====

      Citizens regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with Citizens' review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In the opinion of management, Citizens' allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 1998. However, there can be no assurance that regulators, when reviewing Citizens' loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended June 30, 1998.

                                                             Year Ended June 30,
                                                 ------------------------------------------------
                                                 1998                1997                    1996
                                                 ----                ----                    ----
                                                          (Dollars in thousands)
Balance at beginning of period.................   $212                $138                  $  46
Charge-offs:
   Residential mortgage loans..................    ---                 ---                    ---
   Nonresidential mortgage loans...............    ---                 ---                    ---
   Multi-family loans..........................    ---                 ---                    ---
   Construction loans..........................    ---                 ---                    ---
   Installment loans...........................    (12)                (11)                   ---
   Single pay loans............................     (5)                ---                    ---
   Share loans.................................    ---                 ---                    ---
   Home equity loans...........................    ---                 ---                    ---
   Home improvement loans......................    ---                 ---                    ---
                                                  ----                ----                   ----
     Total charge-offs.........................    (17)                (11)                   ---
                                                  ----                ----                   ----
Recoveries:
   Residential mortgage........................    ---                 ---                      2
   Single pay..................................    ---                   2                      1
   Installment.................................      2                 ---                      9
                                                  ----                ----                   ----
     Total recoveries..........................      2                   2                     12
                                                  ----                ----                   ----
Net (charge-offs) recoveries...................    (15)                 (9)                    12
Provision for losses on loans..................     72                  83                     80
                                                  ----                ----                   ----
Balance at end of period.......................   $269                $212                   $138
                                                  ====                ====                   ====
Allowance for loan losses as a percent of
total loans outstanding........................    0.57%              0.55%                  0.40%
Ratio of net (charge-offs) recoveries
to average loans outstanding...................    (.03)              (.03)                    .04

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Citizens' allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Citizens' use of the allowance to absorb losses in other categories.

                                                                            At June 30,
                                         ----------------------------------------------------------------------------------
                                                 1998                          1997                           1996
                                         ---------------------         ---------------------          ---------------------
                                                       Percent                       Percent                        Percent
                                                      of loans                      of loans                       of loans
                                                       in each                       in each                        in each
                                                      category                      category                       category
                                                      to total                      to total                       to total
                                         Amount         loans           Amount        loans            Amount        loans
                                         ------         -----           ------        -----            ------        -----
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Real estate mortgage loans:
     Residential......................      $105      75.78%               $81      75.96%                $49       75.35%
     Nonresidential...................         4       3.73                  3       2.09                   1        2.00
     Multi-family.....................         6       3.98                  4       3.94                   3        4.58
   Construction loans.................        14       1.29                 27       3.61                  11        2.50
   Installment loans..................        66       4.68                 53       4.31                  41        3.70
   Share loans........................       ---        ---                ---        .04                 ---         .18
   Home equity loans..................         9       4.59                  8       5.32                   6        5.60
   Home improvement loans.............       ---        .01                ---        .02                 ---         .03
   Single pay loans...................        65       5.94                 36       4.71                  27        6.06
                                            ----     ------               ----     ------                ----      ------
   Total..............................      $269     100.00%              $212     100.00%               $138      100.00%
                                            ====     ======               ====     ======                ====      ======


Investments

     Investments. Citizens' investment portfolio consists of equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 1998, approximately $667,000, or 1.2%, of Citizens' total assets consisted of such investments. Citizens also had $2.2 million in interest-earning deposits as of that date.

      The following table sets forth the amortized cost and the market value of Citizens' investment portfolio at the dates indicated.


                                                                             At June 30,
                                        ----------------------------------------------------------------------------------
                                                  1998                          1997                          1996
                                        ---------------------          --------------------           --------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                        ---------      ------          ---------     ------           ---------     ------
                                                                              (In thousands)
Available for Sale:
   Equity securities..................     $309         $315                $161         $161           $3,087       $3,003
FHLB stock............................      352          352                 332          332              332          332
                                           ----         ----                ----         ----           ------       ------
     Total investments................     $661         $667                $493         $493           $3,419       $3,335
                                           ====         ====                ====         ====           ======       ======



Sources of Funds

      General. Deposits have traditionally been Citizens' primary source of funds for use in lending and investment activities. In addition to deposits, Citizens derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. The deposits shown below include approximately $800,000 in public funds deposited by various state, county and local governments which may fluctuate depending upon prevailing interest rates and the rates offered by Citizens' competitors. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

      Deposits. Citizens attracts deposits principally from within Clinton County, Indiana through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. Citizens does not actively solicit or advertise for deposits outside of Clinton County, and substantially all of its depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Citizens does not pay broker fees for any deposits it receives.

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

      An analysis of Citizens' deposit accounts by type, maturity, and rate at June 30, 1998, is as follows:

                                            Minimum        Balance at                          Weighted
                                            Opening         June 30,            % of            Average
Type of Account                             Balance           1998            Deposits           Rate
-----------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts......  $      50              $6,421           18.85%            3.28%
   Variable rate, money market........      2,500               2,919            8.57             3.29
   NOW accounts.......................         50               4,570           13.41             2.22
                                                              -------          ------
     Total withdrawable...............                         13,910           40.83             2.93

Certificates (original terms):
   3 months or less...................      1,000                 698            2.05             5.31
   6 months...........................      1,000               1,734            5.09             4.71
   12 months..........................      1.000                 576            1.69             4.79
   13 months..........................      5,000               2,517            7.39             5.48
   18 months..........................      1,000                 417            1.22             4.96
   23 months..........................      5,000               4,422           12.98             5.82
   30 months .........................      1,000                 876            2.57             5.11
   36 months..........................      1,000                 924            2.71             5.22
   Other certificates.................      1,000               4,711           13.83             6.15
                                                              -------          ------
Total certificates....................                         16,875           49.53             5.60
IRA's:
   Variable rate, money market........         50                 163            0.48             3.39
   6 months...........................      1,000                  30            0.09             4.49
   12 months..........................      1.000                 121            0.36             4.76
   18 months..........................      1,000                  16            0.05             4.89
   23 months..........................      1,000               1,918            5.63             5.82
   36 months..........................      1,000                 887            2.60             5.18
   Other certificates.................      1,000                 147            0.43             5.99
                                                              -------          ------
Total IRA's...........................                          3,282            9.64             5.48
                                                              -------          ------
Total deposits........................                        $34,067          100.00%            4.50%
                                                              =======          ======

      The following table sets forth by various interest rate categories the composition of Citizens' time deposits at the dates indicated:

                                            At June 30,
                          1998                  1997                  1996
                          ------------------------------------------------
(In thousands)
4.00 to 4.99%......     $  2,483            $   3,593             $   5,173
5.00 to 5.99%......       13,961               15,702                10,629
6.00 to 6.99%......        3,440                2,604                 5,283
7.00 to 7.99%......          105                  120                   484
8.00 to 8.99%......            5                    5                     5
                         -------              -------               -------
   Total...........      $19,994              $22,024               $21,574
                         =======              =======               =======

     The average amount of, and average interest rate paid on, the following deposits categories which were in excess of ten percent of average total deposits are as follows:

                                                      Years ended June 30,
                          ------------------------------------------------------------------------------
                                 1998                         1997                        1996
                          ----------------------       ---------------------     -----------------------
                          Average      Average         Average      Average        Average      Average
                          Balance     Rate Paid        Balance     Rate Paid       Balance     Rate Paid
                          -------     ---------        -------     ---------       -------     ---------
Passbook accounts         $6,687         3.23%         $6,679        3.24%       $  6,867         3.25%
NOW accounts               4,433         2.17           4,081        2.12           3,843         2.06
Money market accounts      3,217         3.30           3,303        3.30           3,233         3.30
Time deposit accounts     21,799         5.58          22,374        5.49          20,513         5.47


     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 1998. Matured certificates, which have not been renewed as of June 30, 1998, have been allocated based upon certain rollover assumptions.

                                        Amounts at June 30, 1998
                       -------------------------------------------------------
                       One Year        Two             Three      Greater Than
                        or Less       Years            Years       Three Years
                        -------      ------           ------      ------------
                                           (In thousands)
4.00 to 4.99%.....       $2,229    $    216        $      38      $     ---
5.00 to 5.99%.....        8,114       4,678              678            491
6.00 to 6.99%.....          241         281              877          2,041
7.00 to 7.99%.....          ---           5              100            ---
8.00 to 8.99%.....          ---         ---              ---              5
                        -------      ------           ------         ------
   Total..........      $10,584      $5,180           $1,693         $2,537
                        =======      ======           ======         ======

      The following table indicates the amount of Citizens' other certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

                                                               At June 30, 1998
                                                               ----------------
    Maturity Period                                             (In thousands)
    Three months or less...................................          $1,080
    Greater than three months through six months...........             304
    Greater than six months through twelve months..........             202
    Over twelve months.....................................             728
                                                                     ------
         Total.............................................          $2,314
                                                                     ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits that Citizens offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.



                                                                                    DEPOSIT ACTIVITY
                                                    Balance                     Increase        Balance                   Increase
                                                      at                       (Decrease)         at                     (Decrease)
                                                   June 30,          % of         from         June 30,        % of         from
                                                     1998          Deposits       1997           1997        Deposits       1996
                                                     ---------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts.................     $6,421         18.85%       $(484)         $6,905      18.99%      $    207
   Variable rate, money market...................      2,919          8.57         (251)          3,170       8.72            139
   NOW accounts..................................      4,570         13.41          498           4,072      11.20             (2)
                                                     -------        ------      -------         -------     ------          -----
     Total withdrawable..........................     13,910         40.83         (237)         14,147      38.91            344
Certificates (original terms):
   3 months......................................        698          2.05         (376)          1,074       2.95         (1,788)
   6 months......................................      1,734          5.09       (2,400)          4,134      11.37          1,591
   12 months.....................................        576          1.69         (390)            966       2.66             23
   13 months.....................................      2,517          7.39          147           2,370       6.52            360
   18 months.....................................        417          1.22         (170)            587       1.61            286
   23 months.....................................      4,422         12.98          268           4,154      11.43            470
   30 months ....................................        876          2.57         (270)          1,146       3.15           (184)
   36 months.....................................        924          2.71          (23)            947       2.61           (292)
   Other certificates............................      4,711         13.83        1,145           3,566       9.81           (189)
                                                     -------        ------      -------         -------     ------          -----
Total certificates...............................     16,875         49.53       (2,069)         18,944      52.11            277
IRA's
   Variable rate, money market...................        163          0.48          (21)            184       0.51            (40)
   6 months......................................         30          0.09           (4)             34       0.09             (2)
   12 months.....................................        121          0.36          (30)            151       0.42            (12)
   18 months.....................................         16          0.05           (3)             19       0.05             19
   23 months.....................................      1,918          5.63          340           1,578       4.34            632
   36 months ....................................        887          2.60         (270)          1,157       3.18           (472)
   Other certificates............................        147          0.43            6             141       0.39              9
                                                     -------        ------      -------         -------     ------          -----
   Total IRA's...................................      3,282          9.64           18           3,264       8.98            134
                                                     -------        ------      -------         -------     ------          -----
Total deposits...................................    $34,067        100.00%     $(2,288)        $36,355     100.00%         $ 755
                                                     =======        ======      =======         =======     ======          =====

      Total deposits at June 30, 1998 were approximately $34.1 million, compared to approximately $36.4 million at June 30, 1997. Citizens' deposit base depends somewhat upon the manufacturing sector of Clinton County's economy. Although Clinton County's manufacturing sector is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Citizens' ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

      Borrowings. Citizens' focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At June 30, 1998, Citizens had borrowings in the amount of $3.5 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through December, 1998. Citizens is required to maintain eligible loans in its portfolio of at least 170% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Citizens does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

      The following table presents certain information relating to Citizens' borrowings at or for the years ended June 30, 1998, 1997 and 1996.

                                                             At or for the Year
                                                               Ended June 30,
                                                1998                1997               1996
                                                -------------------------------------------
                                                             (Dollars in thousands)
FHLB Advances:
   Outstanding at end of period.............    $3,500              $4,000            $3,000
   Average balance outstanding for period...     1,731               3,212             1,923
   Maximum amount outstanding at any
     month-end during the period............     3,500               5,000             3,000
   Weighted average interest rate
     during the period......................      4.96%               5.41%             5.94%
   Weighted average interest rate
     at end of period.......................      6.21                6.51              5.82

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

      CLSC owns a 104-acre tract of contiguous land on which it is presently developing 59 acres. CLSC intends to complete the development of the remainder of the property in approximately ten years. The 59 acres that are presently being developed will include 64 building lots known as the Southridge Addition, and 89 building lots known as the Meadow Brook Addition. Both of these Additions have been annexed into the Town of Frankfort. Citizens purchased this land in 1989 intending to develop these housing additions. However, following enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989, the FDIC directed Citizens to transfer its interest in these developments to CLSC, which Citizens did, effective June 30, 1994. Phase I of the development includes 33 completed lots in the Southridge Addition, of which 22 lots have been sold and on which 22 houses have been completed, and 26 lots in the Meadow Brook Addition, of which 5 lots have been sold and on which 5 houses have been completed. The Southridge lots have been priced generally at $19,000 to $22,000 each, with completed homes selling generally for $90,000 to $120,000, and the Meadow Brook lots have been priced generally at $23,000 to $26,000 with completed homes expected to sell generally for $100,000 to $150,000. CLSC intends to develop the remaining 31 lots in the Southridge Addition beginning in 1999. Phase II and Phase III of the Meadow Brook development, consisting of approximately 63 lots, are still in the design stage. CLSC also intends to develop a 25-acre tract located in Frankfort, with homes generally selling for $175,000 to $300,000. This project is in the early stages of development.

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

      During the year ended June 30, 1998, a plot of land not included in the above development was sold for proceeds equaling $177,000, resulting in a gain from the sale of $172,000.

      CLSC earned a profit of $164,000 for the year ended June 30, 1998, $11,000 for the year ended June 30, 1997 and $24,000 for the year ended June 30, 1996. At June 30, 1998, Citizens had an investment in CLSC of $633,000 and loans outstanding to CLSC of approximately $320,000 with an interest rate set at the prime rate plus 1 percent. The Holding Company's consolidated statements of income included elsewhere herein include the operations of CLSC. All
intercompany   balances   and   transactions   have  been   eliminated   in  the
consolidation.

Employees

      As of June 30, 1998, Citizens employed 12 persons on a full-time basis and four persons on a part-time basis. None of Citizens' employees is represented by a collective bargaining group and management considers its employee relations to be good.

      Citizens' employee benefits for full-time employees include, among other things, a Pentegra Group (formerly known as Financial Institutions Retirement
Fund) defined benefit pension plan, a noncontributory, multiple-employer comprehensive pension plan (the "Pension Plan"), and hospitalization/major medical, long-term disability insurance and life insurance.

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

                                   REGULATION

General

      As a federally chartered, SAIF-insured savings association, Citizens is subject to extensive regulation by the OTS and the FDIC. For example, Citizens must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Citizens' books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. Citizens' semi- annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $9,200.

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

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At June 30, 1998, Citizens' asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

      As a member, Citizens is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 1998, Citizens' investment in stock of the FHLB of Indianapolis was $352,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 1998, dividends paid by the FHLB of Indianapolis to Citizens totaled approximately $27,000, for an annual rate of 8.07%.

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

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 1998, Citizens was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, Citizens would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. Citizens nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of June 30, 1998, Citizens' interest rate risk was slightly outside the parameters set forth in the regulation.

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

Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1998, Citizens was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

      A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval. Accordingly, at June 30, 1998, Citizens had available approximately $4,012,000 for distribution.

      The OTS has proposed revisions to these regulations which would permit a savings association, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in a maximum amount that does not exceed the association's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. This proposed rule would require a savings association, such as Citizens, that is a subsidiary of a savings and loan holding company to file a notice with the OTS before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings associations, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above.

      Pursuant to the Plan of Conversion, Citizens established a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders. Citizens may not pay dividends to the Holding Company if its net worth would be reduced below the amount required for the liquidation account. Citizens must also file a notice with the OTS 30 days before declaring a dividend to the Holding Company.

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

Loans to One Borrower

      Under OTS regulations, Citizens may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 1998, Citizens did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Citizens does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If Citizens maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, Citizens will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of June 30, 1998, Citizens was in compliance with its QTL requirement, with approximately 90% of its assets invested in QTIs.

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

Federal Securities Law

      The shares of Common Stock of the Holding Company have been registered with the SEC under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following Citizens' conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

                                    TAXATION

Federal Taxation

      Historically, savings associations, such as Citizens, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. Citizens will recapture approximately $3,000 with each tax return filed through the June 30, 2002 federal tax return. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions.

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

Current Accounting Issues

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income consists of the net income or loss of the entity, plus or minus the change in equity of the entity during the period from transactions, other events, and circumstances resulting from nonowner sources. SFAS 130 is effective for years beginning after December 15, 1997, and will require financial statements of earlier periods that are presented for comparative purposes to be reclassified. The adoption of SFAS 130 is not expected to have a material effect on the Company's financial condition.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 established information about operating segments of their business in both their annual and interim financial reports provided to shareholders. SFAS 131 is effective for financial statement periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless impracticable. In addition, the provisions of SFAS 131 need not be applied to interim financial statements issued in the initial year of application. The adoption of SFAS 131 is not expected to have a material effect on the Company's financial condition.

Item 2.   Properties.

         The following table provides certain information with respect to Citizens' office as of June 30, 1998:

                                                                             Net Book
                                                                             Value of
                                                                             Property,            Approximate
    Description          Owned or           Year            Total           Furniture &             Square
    and Address           leased           Opened         Deposits           Fixtures               Footage
                                                   (Dollars in thousands)
60 South Main Street       Owned            1977           $34,067             $565                 13,924
Frankfort, IN 46041

      Citizens owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Citizens' electronic data processing equipment was approximately $35,000 at June 30, 1998.

      Citizens operates one automated teller machine ("ATM"), which is located in the vestibule of its office. Citizens' ATM participates in the Cirrus(R) and MagicLine(R) networks.

      Citizens has also contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $9,700 per month.

      Citizens has contracted with the FHLB of Indianapolis for item processing for a fee of approximately $3,000 per month.

Item 3.  Legal Proceedings.

      Neither the Holding Company nor Citizens is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or Citizens' business.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On  March  24,  1998,   Citizens   Bancorp  held  its  Annual  Meeting  of
Shareholders. Two directors were elected to terms expiring in 1998 by the following votes:

      Perry W. Lewis        For:       863,603         Withheld:        1,700
      John J. Miller        For:       864,103         Withheld:        1,200

      Two directors were elected to terms expiring in 1999 by the following votes:

         Robert F. Ayres       For:       864,103         Withheld:        1,200
         Billy J. Wray         For:       864,103         Withheld:        1,200

      One director was elected to a term expiring in 2000 by the following votes:

         Fred W. Carter        For:       864,103         Withheld:        1,200

      Two other matters were submitted to the shareholders, for which the following votes were cast:

      1)    Approval and ratification of Citizens Bancorp Stock Option Plan.

            For:  780,385      Against:   41,702      Abstain:  15,450

      2) Approval and ratification of Citizens Savings Bank Recognition and Retention Plan and Trust.

            For:  676,785      Against:   43,792      Abstain:  13,950

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

      Fred W. Carter (age 66) has served as President and Chief Executive Officer of Citizens and CLSC since 1972, and of the Holding Company since 1997. Mr. Carter has been an employee of Citizens since 1966 and is the father of Cindy S. Chambers, Citizens' Secretary and Customer Service Manager.

      Cindy S. Chambers (age 44) has served as Citizens' Corporate Secretary since 1988 and as Citizens' Customer Service Manager since 1982. She has served as the Holding Company's Secretary since 1997 and is the daughter of Fred W. Carter, Citizens' President and Chief Executive Officer.

      Stephen D. Davis (age 42) has served as Citizens' Controller since 1989 and as the Holding Company's Treasurer since 1997.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

      The information required by this item is incorporated by reference to the material under the heading "Shareholder Information--Market Information" on page 41 of the Holding Company's Annual Report to Shareholders for the year ended June 30, 1998 (the "Shareholder Annual Report").

Item 6.  Selected Financial Data.

      The information required by this item is incorporated by reference to the material under the heading "Summary of Selected Consolidated Financial Data" on page 2 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      The information required by this item is incorporated by reference on pages 3 to 13 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

      The information required by this item is incorporated by reference on pages 13 to 15 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

      The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 16 to 38 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

      The information required by this item with respect to directors is incorporated by reference to pages 2 to 4 of the Holding Company's Proxy Statement for its 1998 annual shareholder meeting (the "1998 Proxy Statement"). Information concerning the Holding Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

      The information required by this item with respect to the Holding Company's compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 8 of the 1998 Proxy Statement.

Item 11.      Executive Compensation.

      The   information   required  by  this  item  with  respect  to  executive
compensation is incorporated by reference to pages 5 to 6 of the 1998 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to pages 1 to 4 of the 1998 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to pages 7 to 8 of the 1998 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   List the following documents filed as part of the report:

                                                                    Page in 1998
                                                                    Shareholder
      Financial Statements                                         Annual Report
      Consolidated Balance Sheets as of June 30, 1998 and 1997           17
      Consolidated Statements of Income for each of the years
           in the three year period ended June 30, 1998                  18
      Consolidated Statements of Shareholders' Equity
           for the years in the three year period ended June 30, 1998    19
      Consolidated Statements of Cash Flows for each
           of the years in the three year period ended June 30, 1998     20
      Notes to Consolidated Financial Statements                         21

      Report of Ernst & Young LLP Independent Auditors                   16

(b)   Reports on Form 8-K.

      The Holding Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

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

                                                       CITIZENS BANCORP


Date:  September 18, 1998                       By: /s/ Fred W. Carter
                                                -----------------------------
                                                Fred W. Carter, President and
                                                Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of September, 1998.

     Signatures                           Title                      Date

(1)  Principal Executive Officer:



     /s/ Fred W. Carter                                      )
     --------------------------                              )
     Fred W. Carter                   President and          )
                                      Chief Executive Officer)
                                                             )
                                                             )
(2)  Principal Financial                                     )
     and Accounting Officer:                                 )
                                                             )
                                                             )
     /s/ Stephen D. Davis             Treasurer              )
     --------------------------                              )
     Stephen D. Davis                                        )
                                                             )
                                                             )September 18, 1998
                                                             )
(3)  The Board of Directors:                                 )
                                                             )
                                                             )
     /s/ Robert F. Ayres              Director               )
     --------------------------                              )
     Robert F. Ayres                                         )
                                                             )
                                                             )
                                      Director               )
     --------------------------                              )
     Fred W. Carter                                          )
                                                             )
                                                             )
     /s/ Perry W. Lewis               Director               )
     --------------------------                              )
     Perry W. Lewis                                          )
                                                             )
                                                             )
      /s/ John J. Miller                                     )
     --------------------------                              )
     John J. Miller                   Director               )
                                                             )September 18, 1998
                                                             )
     /s/ Billy J. Wray                Director               )
     --------------------------                              )
     Billy J. Wray                                           )

                                  EXHIBIT INDEX

Exhibit No.                                              Description

        3(1)   Registrant's   Articles  of  Incorporation  are  incorporated  by
               reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-29031) (the "Registration Statement")

        (2)    Registrant's  Code of By-Laws are  incorporated  by  reference to
               Exhibit 3(2) to the Registration Statement

        10(4) Citizens Bancorp Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(4) to the Registrant's Form 10-K for the period ended June 30, 1997 (the "1997 Form 10-K")

        (5) Employment Agreement between Citizens Savings Bank of Frankfort and Fred W. Carter is incorporated by reference to Exhibit 10(5) to the Registration Statement

        (6) Director Deferred Compensation Agreement -- Fred W. Carter is incorporated by reference to Exhibit 10(6) to the Registration Statement

        (7) Executive Supplemental Retirement Agreement -- Fred W. Carter is incorporated by reference to Exhibit 10(7) to the Registration Statement

        (8) Executive Supplemental Retirement Agreement -- Stephen D. Davis is incorporated by reference to Exhibit 10(8) to the Registration Statement

        (9) Executive Supplemental Retirement Agreement -- Cindy S. Chambers is incorporated by reference to Exhibit 10(9) to the Registration Statement

        (10) Exempt Loan and Share Purchase Agreement between Trust under Citizens Bancorp Employee Stock Ownership Plan and Trust Agreement and Citizens Bancorp is incorporated by reference to
               Exhibit 10(10) of the 1997 Form 10-K

        13 Registrant's Annual Report to Shareholders for its 1998 annual shareholders meeting

        21     Subsidiaries of the Registrant

        23     Consent of Independent Auditor

        27     Financial Data Schedule