Form 10-Q
period 1998-09-30
CITIZENS BANCORP
filed 1998-11-13
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 10, 1998 was 1,054,000.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.           FINANCIAL INFORMATION                                 Page No.

Item 1.       Financial Statements

                  Consolidated Statements of Financial Condition
                  as of September 30, 1998 and June 30, 1998
                  (Unaudited)                                                 3

                  Consolidated Statements of Income for the three
                  months ended September  30, 1998 and 1997
                  (Unaudited)                                                 4

                  Consolidated Statement of Changes in
                  Shareholders' Equity for the three months ended
                  September  30, 1998 (Unaudited)                             5

                  Consolidated Statements of Cash Flows for the
                  three months ended September  30, 1998 and 1997
                  (Unaudited)                                                 6

                  Notes to Unaudited Consolidated Financial
                  Statements                                                  7

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                      8

Item 3.       Quantitative and Qualitative Disclosure about Market Risk      10

Part II.               OTHER INFORMATION

Item 1.        Legal Proceedings                                             10
Item 2.        Changes in Securities and Use of Proceeds                     10
Item 3.        Defaults Upon Senior Securities                               10
Item 4.        Submission of Matters to a Vote of Security Holders           10
Item 5.        Other Information                                             10
Item 6.        Exhibits and Reports on Form 8-K                              10


Signatures                                                                   11

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements



                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                       September 30,      June 30,
                                                           1998             1998
                                                       (Unaudited)       (Note A)
Assets

Cash on hand and in other institutions                   $    488        $    306
Interest-bearing deposits                                   6,752           2,227
Investment securities available for sale                      300             315
Stock in Federal Home Loan Bank
      of Indianapolis                                         352             352
Loans receivable, net                                      48,699          46,936
Land held for development                                     973             964
Cash surrender value of
   life insurance contract                                  1,129           1,119
Property and equipment                                        554             565
Other assets                                                  720             658
                                                         --------        --------
       Total assets                                      $ 59,967        $ 53,442
                                                         ========        ========

Liabilities and shareholders' equity

Liabilities
Deposits                                                 $ 38,050        $ 34,067
Federal Home Loan Bank advances                             6,000           3,500
Other liabilities                                             561             707
                                                         --------        --------
       Total liabilities                                   44,611          38,274


Shareholders' equity
Preferred stock (no par value); 2,000,000 shares
    authorized, no shares issued                               --              --
Common stock (no par value); 5,000,000 shares
    authorized, 1,058,000 shares outstanding               10,062          10,062
Additional paid-in-capital                                     50              41
Unearned stock awards                                      (1,354)         (1,406)
Accumulated other comprehensive income                          3
Retained income - substantially restricted                  6,605           6,468
                                                         --------        --------
        Total shareholders' equity                         15,356          15,168
                                                         --------        --------

        Total liabilities and shareholders' equity       $ 59,967        $ 53,442
                                                         ========        ========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                      Three months ended September 30,
                                            1998             1997
                                           --------       --------
                                                 (Unaudited)

Interest income:
Interest and fees on loans                 $  1,028       $    858
Other interest income                            48             83
                                           --------       --------
                                              1,076            941
Interest expense:
Interest on deposits                            398            427
Interest on borrowings                           59             39
                                           --------       --------
                                                466            457
                                           --------       --------


Net interest income                             619            475

Provision for loan losses                        12

Net interest income
     after provision for loan losses            604            463

Other income:
Fees and service charges                         41             32
Gain on sale of real estate                       2            180
Other                                            14             14
                                           --------       --------
                                                 57            226

Other expense:
Salaries and employee benefits                  161            110
Occupancy expense                                30             27
Data processing expense                          37             28
Federal insurance premium                         6              6
Other                                           103             68
                                           --------       --------

                                                337            239
                                           --------       --------

Income before income taxes                      324            450
Income taxes                                     13            183
                                           --------       --------
Net income                                 $    186       $    267
                                           ========       ========

Net income per share                       $    .19       $    .32 (1)
Average shares outstanding                  982,814        974,700 (1)

(1) Pro forma earnings per share. See Note D to the consolidated unaudited financial statements.


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS' EQUITY
                             (dollars in thousands)




                                          Common Stock        Additional                Accumulated Other                  Total
                                    ----------------------      Paid in       Unearned    Comprehensive   Retained     Shareholders'
                                      Shares      Amount        Capital     Stock Awards   Income           Income        Equity
                                    ---------    ---------     ---------    ---------     ---------        ---------     ---------
Balance, July 1, 1998               1,058,000    $  10,062     $      41    $  (1,406)    $       3        $   6,468     $  15,168

Net Income                                 --           --            --           --            --              186           186


Change in unrealized gain (loss)
    on securities available
    for sale (net)                         --           --            --           --           (10)              --           (10)

Dividends declared on
    common stock                           --           --            --           --            --              (49)          (49)

Allocation of RRP shares                   --           --            --           26            --               --            26

Release of ESOP Shares                     --           --             9           26            --               --            35
                                    ---------    ---------     ---------    ---------     ---------        ---------     ---------

Balance, September 30, 1998         1,058,000    $  10,062     $      50    $  (1,354)    $      (7)       $   6,605     $  15,356
                                    =========    =========     =========    =========     =========        =========     =========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                Three months ended September 30,
                                                      1998              1997
                                                    -------            -------
                                                          (Unaudited)

 Operating activities:
 Net income                                         $   186            $   267
 Adjustments to reconcile net income to net cash
     provided by operating activities:
  Provision for loan losses                              15                 12
 Depreciation and amortization                            5                  9
 Deferred federal income tax credit                      41                 (1)
 Release of ESOP/RRP shares                              61                 --
 (Increase) decrease in other assets                   (104)                64
 Increase (decrease) in other liabilities              (143)               175
                                                    -------            -------
   Net cash provided by operating activities            526

 Investing activities:
 Purchases of investment securities                      (2)                (2)
 Principal collected on loans                         4,435              3,274
 Loans originated                                    (6,208)            (4,339)
 (Increase) decrease in land held for development        (9)                37
   Net cash provided (used) by investing activities  (1,784)            (1,030)

 Financing activities:
 Increase (decrease) in NOW,
   MMDA and passbook deposits                          (281)              (789)
 Increase (decrease) in certificates of deposit       4,264               (961)
 Advances from Federal Home Loan Bank                 8,000                 --
 Payments to Federal Home Loan Bank                  (5,500)            (3,000)
 Sale of common stock, net of costs                      --              9,320
 Dividend paid on common stock                          (53)                --
                                                    -------            -------
   Net cash provided by financing activities          6,430              4,570
                                                    -------            -------

 Increase in cash and cash equivalents                4,707              4,066
 Cash and cash equivalents at beginning of period     2,533              4,125
                                                    -------            -------
 Cash and cash equivalents at end of period         $ 7,240            $ 8,191
                                                    =======            =======


          See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE A: Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Citizens Bancorp ("Company") and its wholly-owned subsidiary, Citizens Savings Bank of Frankfort ("Citizens").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Citizens for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to September 18, 1997 relates solely to Citizens (See Note B). The results of operations for the three-month period ended September 30, 1998 are not necessarily indicative of those expected for the remainder of the year.

The balance sheet at June 30, 1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B: Conversion to Federal Stock Savings Bank

In April, 1997, the Board of Directors adopted a Plan of Conversion ("Plan") to convert Citizens from a federal-chartered mutual savings bank to a federal-chartered stock savings bank. The Plan provided for the sale of Citizens' capital stock to the Company, which was formed in connection with the conversion.

On September 18, 1997, Citizens completed the conversion and the formation of the Company as the holding company of Citizens. As part of the conversion, the Company issued 1,058,000 shares of common stock at $10 per share of which 84,640 shares were issued to an Employee Stock Ownership Plan (the "ESOP"). Net proceeds of the Company's stock issuance, after costs, were approximately $9,216,000 of which $5,031,000 was used to acquire 100% of the stock and ownership of Citizens. Costs associated with the conversion were deducted from the proceeds of stock sold by the Company. The transaction was accounted for in a manner similar to a pooling of interests. Since the Company did not commence operations until September 18, 1997, financial and other data contained herein prior to September 18, 1997 relates solely to Citizens.

At the date of conversion, Citizens established a liquidation account of $5,691,000 which equaled Citizens' retained earnings as of the most recent financial statements, June 30, 1997, contained in the final conversion prospectus. The liquidation account was established to provide a limited priority claim to the assets of Citizens to qualifying depositors who continue to maintain deposits with Citizens after conversion. In the unlikely event of a complete liquidation of Citizens, and only in such event, qualifying depositors would receive a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

The Company, subject to certain supervisory policies of the Office of Thrift Supervision, may pay dividends to its shareholders if its assets exceed its liabilities and it is able to pay its debts as they come due. Current regulations allow Citizens to pay dividends on its stock after the conversion if its regulatory capital would not be reduced below the amount then required for the liquidation account, and if those dividends do not exceed its net income to date in the calendar year plus 50% of the excess capital of Citizens.

NOTE C: New Accounting Pronouncements

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements as well as in condensed financial statements of interim periods issued for external purposes. The adoption of this Statement had no impact on the Company's net income or shareholders' equity for the three months ended September 30, 1998. Statement 130 requires gains or losses on the Company's available- for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the three months ended September 30, 1998 and 1997, total comprehensive income was $176,000 and $267,000, respectively.

NOTE D: Earnings Per Share

The Company completed its stock conversion on September 18, 1997. Earnings per share information is not meaningful for the quarter ended September 30, 1997, and is not applicable for any years prior to the stock conversion. The Company had $.19 earnings per share for the three months ended September 30, 1998. Pro forma earnings per share would have been $.32 for the three months ended September 30, 1997. Earnings per share on a pro forma basis assumes the stock offering and the formation of the ESOP occurred on July 1, 1997 and includes the increase in earnings associated with the investment of the net proceeds raised in regard to the issuance of common stock in the subscription stock offering. Pro forma earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding during the period assuming the stock offering occurred on July 1, 1997.

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

Financial Condition

Total assets increased to $60.0 million at September 30, 1998, compared to $53.4 million at June 30, 1998. Cash increased $182,000 to $488,000 at September 30, 1998 from $306,00 at June 30, 1998, while interest bearing deposits, consisting primarily of overnight deposits at the Federal Home Loan Bank ("FHLB") of Indianapolis increased by $4.5 million to $6.7 million at September 30, 1998 from $2.2 million at June 30, 1998. Net loans receivable increased $1.8 million to $48.7 million at September 30, 1998 from $46.9 million at June 30, 1998. The increase in loans and interest-bearing deposits was funded by an increase in deposits and borrowings during the quarter. Deposits increased $4.0 million primarily as a result of an increase in the amount of public funds on deposit. Borrowings at the Federal Home Loan Bank increased $2.5 million to $6.0 million as of September 30, 1998 from $3.5 million at June 30, 1998.

Shareholders' equity increased $188,000 during the quarter primarily as a result of the profit for the period. The Company declared a dividend of $.05 per share of common stock held as of September 21, 1998, payable on October 2, 1998. Shareholders' equity decreased by $49,000 as a result of the declaration of the dividend.

Comparison of operating results for the three-month periods ended September 30, 1998 and 1997.

The Company had a decrease in net income of $81,000 to $186,000 for the three-months ended September 30, 1998, compared to a net income of $267,000 for the three-month period ended September 30, 1997.

Net interest income increased $144,000 to $619,000 for the quarter ended September 30, 1998 compared to $475,000 for the same period in 1997. The increase resulted primarily from an increase in earning assets during the 1998 period.

The provision for loan losses was $15,000 for the September 30, 1998 period, as compared to $12,000 for the 1997 period. At September 30, 1998, the allowance for loan losses was 0.58% of total loans compared to 0.57% at June 30, 1998.

Total non-interest income decreased $169,000 to $57,000 for the quarter ended September 30, 1998, compared to $226,000 during the same period in 1997. The decrease is primarily the result of a net gain of $172,000 ($103,000 net of tax) on the sale of a tract of real estate during the 1997 period.

Total non-interest expense increased $98,000 to $337,000 for the quarter ended September 30, 1998 compared to $239,000 for the same quarter in 1997. The increase was primarily due to an increase in salaries and benefits of $51,000 during the 1998 period due to compensation expense related to the ESOP and the Recognition and Retention Plan and Trust ("the RRP"). Office occupancy expenses and data processing expenses increased by $12,000 for the 1998 period, and other expenses, consisting primarily of legal and accounting expenses, increased by $35,000 for the 1998 period due primarily to the increased reporting requirements for public companies.

Income tax expense decreased by $45,000 to $138,000 for the three-months ended September 30, 1998, compared to $183,000 for the same period in 1997. This was primarily the result of a decrease in net income before income taxes in the 1998 period as the result of the gain on the sale of real estate that increased non-interest income for the 1997 period.

Asset Quality

The allowance for loan losses was $284,000 at September 30, 1998 compared to $269,000 at June 30, 1998. Management considered the allowance for loan losses at September 30, 1998 to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 1998.

        Balance, July 1, 1998                               $268,837
        Provision for loan losses                             15,000
        Recoveries                                              ----
        Charge-offs                                             ----
                                                            --------

        Balance, September 30, 1998                         $283,837
                                                            ========

Non-performing loans totaled $263,000 or .54% of total loans at September 30, 1998 compared to $170,000 or .36% of total loans at June 30, 1998.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 1998 and June 30, 1998, cash and interest-bearing deposits totaled $7.2 million and $2.5 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1998, borrowings from the FHLB totaled $6.0 million.

Year 2000 Compliance

The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. The Company is addressing the potential problems associated with the possibility that the computers which control its operating systems, facilities and infrastructure may not be programmed to read four-digit date codes. This could cause some computer applications to be unable to recognize the change from the year 1999 to the year 2000, which could cause computer systems to generate erroneous data or to fail.

The Company is working with the companies that supply or service its systems that rely on computers to identify and remedy any Year 2000 related problems. As of September 30, 1998, the Company has completed an assessment of all systems that could be significantly affected by Year 2000 related problems and has begun remediating its non-compliant systems. The bulk of the Company's computer processing is provided under contract by BISYS,

Inc. in Houston, Texas ("BISYS"). BISYS is nearing completion of the remediation phase of its year 2000 efforts and will begin testing of its upgraded systems and interfaces with the Company in November, 1998. BISYS expects to be in year 2000 compliance by June, 1999. BISYS will assist the Company with other phases of year 2000 compliance throughout the remainder of 1998 and 1999. Citizen's loan document preparation system is provided by Banker's Systems and is also expected to be in year 2000 compliance within the next year.

The Company's Board of Directors reviews on a quarterly basis the progress made in addressing Year 2000 issues. Management estimates that the Company's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $50,000. At September 30, 1998, the Company had spent approximately $11,000 in connection with Year 2000 compliance. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in its market area. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, management does not expect any such Year 2000 related difficulties that may affect the Company's depositors and borrowers to significantly affect net earnings or cash flows.

The Company is in the process of developing contingency plans to be implemented in the event of the failure of all or part of its Year 2000 program or of the Year 2000 programs of any of its service providers. These contingency plans involve, among other actions, manual workarounds, adjusting staffing strategies and temporarily discontinuing services or products which are not considered by management to be critical to the Company's operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in Item 7A of the Registrant's Annual Report on Form 10-K for the year ended June 30,1998.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

                        None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to Vote of Security Holders

         None.

Item 5.  Other Information

                        None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.
                  (b) No reports on form 8-K were filed during the quarter ended September 30, 1998.

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

(6)      Director Deferred Compensation Agreement -- Fred W. Carter is
         incorporated   by   reference   to   Exhibit   10(6)  to  the
         Registration Statement

(7)      Executive Supplemental Retirement Agreement -- Fred W. Carter
         is   incorporated  by  reference  to  Exhibit  10(7)  to  the
         Registration Statement

(8) Executive Supplemental Retirement Agreement -- Stephen D. Davis is incorporated by reference to Exhibit 10(8) to the Registration Statement

(9) Executive Supplemental Retirement Agreement -- Cindy S. Chambers is incorporated by reference to Exhibit 10(9) to the Registration Statement

(10) Exempt Loan and Share Purchase Agreement between Trust under Citizens Bancorp Employee Stock Ownership Plan and Trust Agreement and Citizens Bancorp is incorporated by reference to Exhibit 10(10) of the 1997 Form 10-K

27       Financial Data Schedule

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CITIZENS BANCORP

  Date: November 10, 1998             By: /s/ Fred W. Carter
                                          -------------------
                                          Fred W. Carter
                                          President and Chief Executive Officer

  Date: November 10, 1998             By: /s/ Stephen D. Davis
                                          --------------------
                                          Stephen D. Davis
                                          Treasurer