Form 10-Q
period 1998-12-31
CITIZENS BANCORP
filed 1999-02-12
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 10, 1999 was 1,016,994.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.           FINANCIAL INFORMATION                                Page No.

Item 1.  Financial Statements

               Consolidated  Statements  of Financial  Condition as of
               December 31, 1998 and June 30, 1998 (Unaudited)             3

               Consolidated  Statements of Income for the three months
               ended December 31, 1998 and 1997 (Unaudited)                4

               Consolidated  Statements  of Income  for the six months
               ended December 31, 1998 and 1997  (Unaudited)               5

               Consolidated Statement of Changes in Shareholders' Equity for the six months ended December 31, 1998
               (Unaudited)                                                 6

               Consolidated  Statements  of  Cash  Flows  for  the six
               months ended December 31, 1998 and 1997 (Unaudited)         7

               Notes to Unaudited Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                        9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        12

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                12
Item 2.  Changes in Securities and Use of Proceeds                        12
Item 3.  Defaults Upon Senior Securities                                  12
Item 4.  Submission of Matters to a Vote of Security Holders              12
Item 5.  Other Information                                                12
Item 6.  Exhibits and Reports on Form 8-K                                 12


Signatures                                                                13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CITIZENS BANCORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CONDITION
                        (dollars in thousands)

                                                                December 31,      June 30,
                                                                   1998             1998
                                                               ------------      --------
                                                               (Unaudited)        (Note A)
Assets

Cash on hand and in other institutions                          $    698         $    306
Interest-bearing deposits                                          2,425            2,227
Investment securities available for sale                             287              315
Stock in Federal Home Loan Bank
      of Indianapolis                                                352              352
Loans receivable, net                                             50,997           46,936
Land held for development                                            915              964
Cash surrender value of
      life insurance contract                                      1,140            1,119
Property and equipment                                               544              565
Other assets                                                         909              658
                                                                --------         --------
       Total assets                                             $ 58,267         $ 53,442
                                                                ========         ========

Liabilities and shareholders' equity

Liabilities
Deposits                                                        $ 36,177         $ 34,067
Federal Home Loan Bank advances                                    6,500            3,500
Other liabilities                                                    449              707
                                                                --------         --------
       Total liabilities                                          43,126           38,274

Shareholders' equity
Preferred stock (no par value);2,000,000 shares
    authorized, no shares issued                                      --               --
 Common Stock (no par value);5,000,000 shares
   authorized; 1998 -  1,058,000 shares issued,1,024,194
   outstanding; 1997 - 1,058,000 issued and outstanding            9,661           10,062
Additional paid-in-capital                                            55               41
Unearned stock awards                                             (1,301)          (1,406)
Accumulated other comprehensive income                               (16)               3
Retained income - substantially restricted                         6,742            6,468
                                                                --------         --------
        Total shareholders equity                                 15,141           15,168
                                                                --------         --------

        Total liabilities and shareholders equity               $ 58,267         $ 53,442
                                                                ========         ========

See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                         Three months ended December 31,
                                             1998          1997
                                            ------        ------
                                                (Unaudited)

Interest income:
Interest on loans                           $1,056        $  919
Other interest income                           79            97
                                            ------        ------
                                             1,135         1,016
Interest expense:
Interest on deposits                           425           398
Interest on borrowings                          88            15
                                            ------        ------
                                               413           513
                                            ------        ------


Net interest income                            622           603

Provision for loan losses                       20            28
                                            ------        ------

Net interest income
     after provision for loan losses           602           575

Other income:
Fees and service charges                        42            36
Gain on sale of real estate                      9            --
Other                                           16            18
                                            ------        ------
                                                67            54

Other expense:
Salaries and employee benefits                 176           159
Occupancy expense                               32            29
Data processing expense                         33            27
Federal insurance premium                        6             6
Other                                           90            85
                                            ------        ------

                                               337           306
                                            ------        ------

Income before income taxes                     332           323
Income taxes                                   138           125
                                            ------        ------
Net income                                  $  194        $  198
                                            ======        ======

Net income per share                      $    .20        $  .20
Average shares outstanding                 970,903       974,788


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                          Six months ended December 31,
                                            1998             1997
                                           --------        --------

Interest income:
Interest on loans                          $  2,084        $  1,777
Other interest income                            12             180
                                           --------        --------
                                              2,211           1,957
Interest expense:
Interest on deposits                            823             825
Interest on borrowings                          147              54
                                           --------        --------
                                                970             879
                                           --------        --------


Net interest income                           1,241           1,078

Provision for loan losses                        35              40
                                           --------        --------

Net interest income
    after provision for loan losses           1,206           1,038

Other income:
Fees and service charges                         83              68
Gain on sale of real estate                      11             180
Other                                            30              32
                                           --------        --------
                                                 12             280
Other expense:
Salaries and employee benefits                  337             269
Occupancy expense                                62              56
Data processing expense                          70              55
Federal insurance premium                        12              12
Other                                           193             153
                                           --------        --------
                                                674             545
                                           --------        --------

Income before income taxes                      656             773
Income taxes                                     27             308
                                           --------        --------
Net income                                 $    380        $    465
                                           ========        ========

Net income per share                       $    .39        $    .52 (1)(2)
Average shares outstanding                  976,859         976,039 (2)

   (1) Pro forma earnings per share.
   (2) See Note D to the consolidated unaudited financial statements.

See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                          Accumulated
                                                             Additional                      Other                         Total
                                     Common Stock             Paid in        Unearned     Comprehensive   Retained     Shareholders'
                                Shares           Amount       Capital      Stock Awards      Income        Income         Equity
                                ------           ------       -------     ------------       ------        ------      -------------


Balance, July 1, 1998          1,058,000    $   10,062     $       41      $   (1,406)    $        3      $    6,468     $   15,168

Net Income                            --            --             --              --             --             380            380

Common stock
     repurchased                 (33,806)         (401)            --              --             --              --           (401)

Change in unrealized
    gain (loss) on
    securities available              --            --             --              --            (20)             --            (20)
    for sale (net)


Dividends declared on
    common stock                      --            --             --              --             --            (105)          (105)

Allocation of RRP shares              --            --             --              52             --              --             52

Release of ESOP Shares                --            --             14              53             --              --             67
                              ----------    ----------     ----------      ----------     ----------      ----------     ----------

Balance,
     December 31, 1998         1,024,194    $    9,661     $       55      ($   1,301)    ($      17)     $    6,743     $   15,141
                              ==========    ==========     ==========      ==========     ==========      ==========     ==========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                   Six months ended December 31,
                                                       1998              1997
                                                     --------          --------
                                                             (Unaudited)

Operating activities:
Net income                                           $    380          $    465
Adjustments to reconcile net income
    to net cash provided
    by operating activities:
Provision for loan losses                                  35                40
Depreciation and amortization                               9                14
Deferred federal income tax credit                         31               (14)
Release of ESOP/RRP shares                                118                41
(Increase) decrease in other assets                      (283)               52
Increase (decrease) in other liabilities                 (264)              237
                                                     --------          --------
         Net cash provided by operating activities         26               835

Investing activities:
Purchases of investment securities                         (5)               (4)
Principal collected on loans                           10,829             7,633
Loans originated                                      (14,913)          (10,991)
Loans purchased                                            --            (1,497)
Decrease in land held for development                      50                29
                                                     --------          --------
         Net cash used by investing activities         (4,039)           (4,830)

Financing activities:
Increase (decrease) in NOW,
    MMDA and passbook deposits                            114              (244)
Increase (decrease) in certificates of depos            1,996              (191)
Advances from Federal Home Loan Bank                    9,500                --
Payments to Federal Home Loan Bank                     (6,500)           (3,000)
Sale of common stock, net of costs                         --             9,216
Repurchase of common stock                                 --
Dividend paid on common stock                            (106)               --
                                                     --------          --------
         Net cash provided by financing activities      4,603             5,781
                                                     --------          --------

Increase in cash and cash equivalents                     590             1,786
Cash and cash equivalents at beginning of period        2,533             4,125
                                                     --------          --------
Cash and cash equivalents at end of period           $  3,123          $  5,911
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

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Citizens for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to September 18, 1997 relates solely to Citizens (See Note B). The results of operations for the three- and six-month periods ended December 31, 1998 are not necessarily indicative of those expected for the remainder of the year.

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

On September 18, 1997 Citizens completed the conversion and the formation of the Company as the holding company of Citizens. As part of the conversion, the Company issued 1,058,000 shares of common stock at $10 per share of which 84,640 shares were issued to an Employee Stock Ownership Plan (the "ESOP"). Net proceeds of the Company's stock issuance, after costs, were approximately $9,216,000 of which $5,031,000 was used to acquire 100% of the stock and ownership of Citizens. Costs associated with the conversion were deducted from the proceeds of stock sold by the Company. The transaction was accounted for in a manner similar to a pooling of interests. Since the Company did not commence operations until September 18, 1997, financial and other data contained herein prior to September 18, 1997, relates solely to Citizens.

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

NOTE C: New Accounting Pronouncements

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements as well as in condensed financial statements of interim periods issued for external purposes. The adoption of this Statement had no impact on the Company's net income or shareholders' equity for the six months ended December 31, 1998. Statement 130 requires gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. For the three months ended December 31, 1998 and 1997, total comprehensive income was $185,000 and $198,000, respectively. For the six months ended December 31, 1998 and 1997, total comprehensive income was $361,000 and $465,000, respectively.

NOTE D: Earnings Per Share

The Company completed its stock conversion on September 18, 1997. Earnings per share information is not meaningful for the quarter ended September 30, 1997, and is not applicable for any years prior to the stock conversion. The Company had $.20 and $.39 earnings per share for the three and six months ended December 31, 1998. Earnings per share for the three months ended December 31, 1997, were $.20. Pro forma earnings per share would have been $.52 for the six months ended December 31, 1997. Earnings per share on a pro forma basis assumes the stock offering and the formation of the ESOP occurred on July 1, 1997, and includes the increase in earnings associated with the investment of the net proceeds raised in regard to the issuance of common stock in the subscription stock offering. Pro forma earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding during the period assuming the stock offering occurred on July 1, 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in June, 1997. On September 18, 1997, it acquired the common stock of Citizens upon the conversion of Citizens from a federal mutual savings bank to a federal stock savings bank.

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

Financial Condition

Total assets increased to $58.3 million at December 31, 1998, compared to $53.4 million at June 30, 1998. Cash increased $392,000 to $698,000 at December 31,
1998, from $306,000 at June 30, 1998, while interest bearing deposits, consisting primarily of overnight deposits at the Federal Home Loan Bank ("FHLB") of Indianapolis, increased to $2.4 million at December 31, 1998, from $2.2 million at June 30, 1998. Net loans receivable increased $4.1 million to $51.0 million at December 31, 1998, from $46.9 million at June 30, 1998. The increase in loans and interest-bearing deposits was funded by an increase in deposits and borrowings during the period. Deposits increased $2.1 million primarily as a result of an increase in the amount of public funds on deposit. Borrowings at the Federal Home Loan Bank increased $3.0 million to $6.5 million as of December 31, 1998, from $3.5 million at June 30, 1998.

Shareholder equity decreased $27,000 during the six months ended December 31, 1998. This was primarily a result of the profit of $380,000 for the period, which increased shareholders' equity, less the cost of the Company's repurchase of $401,000 of its common stock at various times and market prices during the period. The company declared a dividend of $.06 per share of common stock held as of December 22, 1998, payable on January 7, 1999. Shareholder equity decreased by $57,000 as a result of the declaration of the dividend.

Comparison of operating results for the three-month periods ended December 31, 1998 and 1997.

The Company had a decrease in net income of $4,000 to $194,000 for the three-months ended December 31, 1998, compared to a net income of $198,000 for the three-month period ended December 31, 1997.

Net interest income increased $19,000 to $622,000 for the quarter ended December 31, 1998, compared to $603,000 for the same period in 1997. The increase resulted primarily from an increase in earning assets during the 1998 period.

The provision for loan losses was $20,000 for the December 31, 1998 period, as compared to $28,000 for the 1997 period. At December 31, 1998, the allowance for loan loss was 0.57% of the total loans, which was unchanged from June 30, 1998.

Total non-interest income increased $13,000 to $67,000 for the quarter ended December 31, 1998, compared to $54,000 during the same period in 1997. The increase is primarily the result of a net gain of $9,000 on the sale of real estate during the 1998 period, as well as an increase of $6,000 in fees and service charges during the 1998 period.

Total non-interest expense increased $31,000 to $337,000 for the quarter ended December 31, 1998, compared to $306,000 for the same quarter in 1997. The increase was primarily due to an increase in salaries and benefits of $17,000 during the 1998 period due to compensation expense related to the ESOP and the Recognition and Retention Plan and Trust ("the RRP"). Office occupancy expense and data processing expenses increased by $9,000 for the 1998 period, and other expenses, consisting of legal, accounting and other operating expenses, increased by $5,000 for the 1998 period.

Income tax expense increased by $13,000 to $138,000 for the three-months ended December 31, 1998, compared to $125,000 for the same period in 1997. This was primarily the result of an increase in net income before income taxes in the 1998 period.

Comparison of operating results for the six-month periods ended December 31, 1998 and 1997.

The Company had a decrease in net income of $85,000 to $380,000 for the six months ended December 31, 1998, compared to a net income of $465,000 for the six-month period ended December 31, 1997.

Net interest income increased $163,000 to $1,241,000 for the six months ended December 31, 1998, compared to $1,078,000 for the same period in 1997. The increase resulted primarily from an increase in earning assets during the 1998 period.

The provision for loan losses was $35,000 for the period ended December 31, 1998, as compared to $40,000 for the 1997 period. At December 31, 1998, the allowance for loan loss was 0.57% of the total loans, which was unchanged from June 30, 1998.

Total non-interest income decreased $156,000 to $124,000 for the six months ended December 31, 1998, compared to $280,000 for the same period in 1997. The decrease primarily resulted from a net gain on the sale of a tract of real estate of $172,000 ($103,000 net of tax) during the 1997 period. This was offset by an increase in fees and service charges of $15,000 during the 1998 period.

Total non-interest expense increased $129,000 to $674,000 for the six months ended December 31, 1998, compared to $545,000 for the same period in 1997. The increase was primarily due to an increase in salaries and benefits of $68,000 during the 1998 period due to compensation expense related to the ESOP and the RRP. Office occupancy expense and data processing expense increased by $21,000 for the 1998 period and other expenses, consisting primarily of legal and accounting fees, increased by $40,000 during the 1998 period, due to the increased reporting requirements for public companies.

Income tax expense decreased by $32,000 to $276,000 for the six months ended December 31, 1998, compared to $308,000 for the same period in 1997. This primarily resulted from a decrease in net income before income taxes in the 1998 period as a result of the gain on the sale of real estate that increased non-interest income for the 1997 period.

Asset Quality

The allowance for loan losses was $291,000 at December 31, 1998, compared to $269,000 at June 30, 1998. Management considered the allowance for loan losses at December 31, 1998, to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the six months ended December 31, 1998.

Balance, July 1, 1998                             $ 268,837
Provision for loan losses                            35,000
Recoveries                                               --
Charge-offs                                         (12,498)
                                                  ---------

Balance, December 31, 1998                        $ 291,339
                                                  =========

Non-performing loans totaled $287,000 or .56% of total loans at December 31, 1998, compared to $170,000 or .36% of total loans at June 30, 1998.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 1998 and June 30, 1998, cash and interest-bearing deposits totaled $3.1 million and $2.5 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the Federal Home Loan Bank of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1998, borrowings from the FHLB totaled $6.5 million.

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

The Company is working with the companies that supply or service its systems that rely on computers to identify and remedy any Year 2000 related problems. As of December 31, 1998, the Company has completed an assessment of all systems that could be significantly affected by Year 2000 related problems and has begun remediating its non-compliant systems. The bulk of the Company's computer processing is provided under contract by BISYS, Inc. in Houston, Texas ("BISYS"). BISYS is nearing completion of the remediation phase of its Year 2000 efforts and began testing of its upgraded systems and interfaces with the Company in November, 1998. BISYS expects to be in Year 2000 compliance by June, 1999. BISYS will assist the Company with other phases of Year 2000 compliance throughout the remainder of 1999. Citizens' loan document preparation system is provided by Banker's Systems and is also expected to be in Year 2000 compliance within the next year.

The Company has contacted the approximately twenty other companies that supply or service its material operations requesting that they certify that they have plans to make their respective computer systems Year 2000 compliant. As of December 31, 1998, the Company has received such certification from nearly all of these companies and has set a deadline of March 31, 1999, for the remaining companies to provide this certification. Once the Company receives certification from a service provider, it continuously monitors the progress that it makes in meeting its targeted schedule for becoming Year 2000 compliant. The March 31, 1999, deadline that the Company has established for its remaining service providers to certify that their systems are Year 2000 compliant should provide the Company sufficient time to identify and contract with alternative service providers to replace any provider that cannot certify that it is, or soon will be, Year 2000 compliant. The Company does not expect the expense of such changes in suppliers or servicers to be material to its operations, financial condition or results. Notwithstanding the efforts the Company has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.

The Company's Board of Directors reviews on a quarterly basis the progress made in addressing Year 2000 issues. Management estimates that the Company's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $50,000. At December 31, 1998, the Company had spent approximately $15,000 in connection with Year 2000 compliance. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its depositers or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in its market area. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly on one employer or industry, management does not expect any such Year 2000 related difficulties that may affect the Company's depositors and borrowers to significantly affect net earnings or cash flows.

Because the Company has only two commercial borrowers and neither loan is of a material amount, the Company has not requested certification from those borrowers that their computer systems are Year 2000 compliant. The Company will require borrowers under new commercial loans in excess of $50,000 that it originates to certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Registrant's Annual Report on Form 10-K for the year ended June 30,1998.


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 15.

         (b) No reports on form 8-K were filed during the quarter ended December 31, 1998.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITIZENS BANCORP

Date: February 10, 1999                    By: /s/ Fred W. Carter
                                           ----------------------------------
                                           Fred W. Carter
                                           President and Chief Executive Officer



Date: February 10, 1999                    By:/s/ Stephen D. Davis
                                           ----------------------------------
                                           Stephen D. Davis
                                           Treasurer

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