Form 10-Q
period 1999-03-31
CITIZENS BANCORP
filed 1999-05-17
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 12, 1999 was 1,005,100.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.           FINANCIAL INFORMATION                                 Page No.

Item 1.  Financial Statements

                Consolidated Statements of Financial Condition
                as of  March 31, 1999 and June 30, 1998
                (Unaudited)                                                   3

                Consolidated Statements of Income for the three
                months ended March 31, 1999 and 1998
                (Unaudited)                                                   4

                Consolidated Statements of Income for the nine
                months ended March 31, 1999 and 1998                          5
                (Unaudited)

                Consolidated Statement of Changes in
                Shareholders' Equity for the nine months ended
                March 31, 1999 (Unaudited)                                    6

                Consolidated Statements of Cash Flows for the
                nine months ended March 31, 1999 and 1998
                (Unaudited)                                                   7

                Notes to Unaudited Consolidated Financial
                Statements                                                    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk           12

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12
Item 2.  Changes in Securities and Use of Proceeds                           12
Item 3.  Defaults Upon Senior Securities                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                 12
Item 5.  Other Information                                                   12
Item 6.   Exhibits and Reports on Form 8-K                                   12


Signatures                                                                   13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)


                                                              March 31,        June 30,
                                                                 1999            1998
                                                              (Unaudited)      (Note A)
Assets

Cash on hand and in other institutions                         $    531       $    306
Interest-bearing deposits                                         2,365          2,227
Investment securities available for sale                            400            315
Stock in Federal Home Loan Bank
      of Indianapolis                                               352            352
Loans receivable, net                                            51,268         46,936
Land held for development                                           922            964
Cash surrender value of
      life insurance contract                                     1,151          1,119
Property and equipment                                              568            565
Other assets                                                        754            658
                                                               --------       --------
       Total assets                                            $ 58,311       $ 53,442
                                                               ========       ========

Liabilities and shareholders' equity

Liabilities
Deposits                                                       $ 36,645       $ 34,067
Federal Home Loan Bank advances                                   6,000          3,500
Other liabilities                                                   374            707
                                                               --------       --------
       Total liabilities                                         43,019         38,274

Shareholders' equity
Preferred stock (no par value); 2,000,000shares
    authorized, no shares issued                                     --             --
Common Stock (no par value);5,000,000 shares
   authorized; 1999 -  1,058,000 shares issued, 1,016,994
   outstanding; 1998 - 1,058,000 issued and outstanding           9,580         10,062
Additional paid-in-capital                                           59             41
Unearned stock awards                                            (1,251)        (1,406)
Accumulated other comprehensive income                              (10)             3
Retained income - substantially restricted                        6,914          6,468
                                                               --------       --------
        Total shareholders' equity                               15,292         15,168
                                                               --------       --------

        Total liabilities and shareholders' equity             $ 58,311       $ 53,442
                                                               ========       ========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                                                    Three months ended March 31,
                                                                       1999            1998
                                                                     --------        --------
                                                                             (Unaudited)

Interest income:
Interest on loans                                                    $  1,049        $    943
Other interest income                                                      44              87
                                                                     --------        --------
                                                                        1,093           1,030
Interest expense:
Interest on deposits                                                      381             407
Interest on borrowings                                                     91              15
                                                                     --------        --------
                                                                          422             472
                                                                     --------        --------


Net interest income                                                       621             608

Provision for loan losses                                                  15              17
                                                                     --------        --------

Net interest income
     after provision for loan losses                                      606             591

Other income:
Fees and service charges                                                   38              35
Gain on sale of real estate                                                 2              --
Other                                                                      14              14
                                                                     --------        --------
                                                                           54              49

Other expense:
Salaries and employee benefits                                            159             130
Occupancy expense                                                          30              27
Data processing expense                                                    33              30
Federal insurance premium                                                   6               5
Other                                                                      73              97
                                                                     --------        --------

                                                                          301             289
                                                                     --------        --------

Income before income taxes                                                359             351
Income taxes                                                              132             134
                                                                     --------        --------
Net income                                                           $    227        $    217
                                                                     ========        ========

Net income per share                                                      $ .        $    .22
Average shares outstanding                                            949,507         977,535


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                          Nine months ended March 31,
                                             1999            1998
                                           --------        --------
                                                 (Unaudited)
Interest income:
Interest on loans                          $  3,133        $  2,720
Other interest income                            17             267
                                           --------        --------
                                              3,304           2,987
Interest expense:
Interest on deposits                          1,204           1,232
Interest on borrowings                          238              69
                                           --------        --------
                                              1,442           1,301
                                           --------        --------


Net interest income                           1,862           1,686

Provision for loan losses                        50              57
                                           --------        --------

Net interest income
    after provision for loan losses           1,812           1,629

Other income:
Fees and service charges                        121             103
Gain on sale of real estate                      13             180
Other                                            44              46
                                           --------        --------
                                                 17             329
Other expense:
Salaries and employee benefits                  497             399
Occupancy expense                                92              83
Data processing expense                         103              85
Federal insurance premium                        18              17
Other                                           265             250
                                           --------        --------
                                                975             834
                                           --------        --------

Income before income taxes                    1,015           1,124
Income taxes                                     40             442
                                           --------        --------
Net income                                 $    608        $    682
                                           ========        ========

Net income per share                       $     .6        $    .74  (1)
Average shares outstanding                  967,852         977,344  (2)

   (1) Pro forma earnings per share.
   (2) See Note D to the consolidated unaudited financial statements.

See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES TO SHAREHOLDERS' EQUITY

                             (dollars in thousands)

                                                                                    Accumulated
                                                       Additional                     Other                      Total
                                  Common Stock          Paid in       Unearned     Comprehensive  Retained    Shareholders'
                              Shares       Amount       Capital      Stock Awards    Income        Income       Equity
                            ---------    ----------    ----------    ------------    ------        ------      --------
Balance, July 1, 1998       1,058,000    $   10,062    $       41   $   (1,406)   $        3    $    6,468    $   15,168

Net Income                         --            --            --           --            --           608           608

Common stock
     repurchased              (41,006)         (482)           --           --            --            --          (482)

Change in unrealized
    gain (loss) on
    securities available           --            --            --           --           (13)           --           (13)
    for sale (net)

Dividends declared on
    common stock                   --            --            --           --            --          (162)         (162)

Allocation of RRP shares           --            --            --           77            --            --            77

Release of ESOP Shares             --            --            18           78            --            --            96
                           ----------    ----------    ----------   ----------    ----------    ----------    ----------
Balance, March 31, 1999     1,016,994    $    9,580    $       59   ($   1,251)   ($      10)   $    6,914    $   15,292
                           ==========    ==========    ==========   ==========    ==========    ==========    ==========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                  Nine months ended March 31,
                                                       1999        1998
                                                     --------    --------
                                                          (Unaudited)

Operating activities:
Net income                                           $    608    $    682
Adjustments to reconcile net income
    to net cash provided
    by operating activities:
Provision for loan losses                                  50          57
Depreciation and amortization                              13          22
Deferred federal income tax credit                          4         (21)
Release of ESOP/RRP shares                                173          82
(Increase) decrease in other assets                      (112)         15
Increase (decrease) in other liabilities                 (338)        285
                                                     --------    --------
         Net cash provided by operating activities         39       1,122

Investing activities:
Purchases of investment securities                       (107)       (146)
Principal collected on loans                           18,334      13,195
Loans originated                                      (22,695)    (17,104)
Loans purchased                                            --      (2,494)
Decrease in land held for development                      42          40
Purchases of equipment                                    (37)         (1)
                                                     --------    --------
         Net cash used by investing activities         (4,463)     (6,510)

Financing activities:
Increase (decrease) in NOW,
    MMDA and passbook deposits                             32        (312)
Increase in certificates of deposit                     2,545       2,284
Advances from Federal Home Loan Bank                    9,500          --
Payments to Federal Home Loan Bank                     (7,000)     (3,000)
Sale of common stock, net of costs                         --       9,216
Repurchase of common stock                                 --
Dividend paid on common stock                            (167)         --
                                                     --------    --------
         Net cash provided by financing activities      4,428       8,188
                                                     --------    --------

Increase in cash and cash equivalents                     363       2,800
Cash and cash equivalents at beginning of period        2,533       4,125
                                                     --------    --------
Cash and cash equivalents at end of period           $  2,896    $  6,925
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

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Citizens for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. Financial and other data contained herein prior to September 18, 1997 relates solely to Citizens (See Note B). The results of operations for the three- and nine-month periods ended March 31, 1999 are not necessarily indicative of those expected for the remainder of the year.

The balance sheet at June 30, 1998, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B: Conversion to Federal Stock Savings Bank

In April, 1997, the Board of Directors adopted a Plan of Conversion ("Plan") to convert Citizens from a federal-chartered mutual savings bank to a federal-chartered stock savings bank (the "Conversion"). The Plan provided for the sale of Citizens' capital stock to the Company, which was formed in connection with the Conversion.

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

At the date of the Conversion, Citizens established a liquidation account of $5,691,000 which equaled Citizens' retained earnings as of the most recent financial statements, June 30, 1997, contained in the final Conversion prospectus. The liquidation account was established to provide a limited priority claim to the assets of Citizens to qualifying depositors who continue to maintain deposits with Citizens after the Conversion. In the unlikely event of a complete liquidation of Citizens, and only in such event, qualifying depositors would receive a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

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

NOTE C: New Accounting Pronouncements

As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements as well as in condensed financial statements of interim periods issued for external purposes. Statement 130 requires gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement
130. For the three months ended March 31, 1999 and 1998, total comprehensive income was $234,000 and $228,000, respectively. For the nine months ended March 31, 1999 and 1998, total comprehensive income was $595,000 and $693,000, respectively.

NOTE D: Earnings Per Share

The Company completed its stock conversion on September 18, 1997. Earnings per share information is not meaningful for the quarter ended September 30, 1997, and is not applicable for any years prior to the Conversion. The Company had $.24 and $.63 earnings per share for the three and nine months ended March 31, 1999, respectively. Earnings per share for the three months ended March 31, 1998, were $.22. Pro forma earnings per share would have been $.74 for the nine months ended March 31, 1998. Earnings per share on a pro forma basis assumes the stock offering and the formation of the ESOP occurred on July 1, 1997, and includes the increase in earnings associated with the investment of the net proceeds raised in regard to the issuance of common stock in the subscription stock offering. Pro forma earnings per share is computed by dividing pro forma net income by the weighted average number of common shares outstanding during the period assuming the stock offering occurred July 1, 1997.
Unearned ESOP shares have been excluded from the computation of average shares outstanding.

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

Financial Condition

Total assets increased to $58.3 million at March 31, 1999, compared to $53.4 million at June 30, 1998. Cash increased $225,000 to $531,000 at March 31, 1999, from $306,000 at June 30, 1998, while interest bearing deposits, consisting primarily of overnight deposits at the Federal Home Loan Bank ("FHLB") of Indianapolis and certificates of deposit at other FDIC insured financial institutions, increased to $2.4 million at March 31, 1999, from $2.2 million at June 30, 1998. Net loans receivable increased $4.4 million to $51.3 million at March 31, 1999, from $46.9 million at June 30, 1998. The increase in loans and interest-bearing deposits was funded by an increase in deposits and borrowings during the period. Deposits increased $2.6 million primarily as a result of an increase in the amount of public funds on deposit. Borrowings at the Federal Home Loan Bank increased $2.5 million to $6.0 million as of March 31, 1999, from $3.5 million at June 30, 1998.

Shareholders' equity increased $124,000 during the nine months ended March 31, 1999. This was primarily a result of the profit of $608,000 for the period, which increased shareholders' equity, less the cost of the Company's repurchase of $482,000 of its common stock at various times and market prices during the period. The company declared a dividend of $.06 per share of common stock held as of March 31, 1999, payable on April 14, 1999. Shareholders' equity decreased by $56,000 as a result of the declaration of the dividend.

Comparison of operating results for the three-month periods ended March 31, 1999 and 1998.

The Company had an increase in net income of $10,000 to $227,000 for the three months ended March 31, 1999, compared to a net income of $217,000 for the three-month period ended March 31, 1998.

Net interest income increased $13,000 to $621,000 for the quarter ended March 31, 1999, compared to $608,000 for the same period in 1998. The increase resulted primarily from an increase in earning assets during the 1999 period.

The provision for loan losses was $15,000 for the March 31, 1999 period, as compared to $17,000 for the 1998 period. At March 31, 1999, the allowance for loan loss was 0.60% of the total loans, compared to 0.57% at June 30, 1998.

Total non-interest income increased $5,000 to $54,000 for the quarter ended March 31, 1999, compared to $49,000 during the same period in 1998. The increase is primarily the result of a net gain of $2,000 on the sale of real estate during the 1999 period, as well as an increase of $3,000 in fees and service charges during the 1999 period.

Total non-interest expense increased $12,000 to $301,000 for the quarter ended March 31, 1999, compared to $289,000 for the same quarter in 1998. The increase was primarily due to an increase in salaries and benefits of $29,000 during the 1999 period due to compensation expense related to the ESOP and the Recognition and Retention Plan and Trust which was adopted by the Company on March 24, 1998 ("the RRP"). Office occupancy expense and data processing expenses increased by $6,000 for the 1999 period, and other expenses, consisting of legal, accounting and other operating expenses, decreased by $24,000 to $73,000 for the quarter ended March 31, 1999, compared to $97,000 for the 1998 period. The decrease was primarily due to legal, accounting and printing fees incurred during the first quarter of 1998 related to the special meeting of shareholders held in March of 1998.

Income tax expense decreased by $2,000 to $132,000 for the three months ended March 31, 1999, compared to $134,000 for the three months ended March 31, 1998.

Comparison of operating results for the nine-month periods ended March 31, 1999 and 1998.

The Company had a decrease in net income of $74,000 to $608,000 for the nine months ended March 31, 1999, compared to a net income of $682,000 for the nine-month period ended March 31, 1998.

Net interest income increased $176,000 to $1,862,000 for the nine months ended March 31, 1999, compared to $1,686,000 for the same period in 1998. The increase resulted primarily from an increase in earning assets during the 1999 period.

The provision for loan losses was $50,000 for the period ended March 31, 1999, as compared to $57,000 for the 1998 period. At March 31, 1999, the allowance for loan loss was 0.60% of the total loans, compared to 0.57% at June 30, 1998.

Total non-interest income decreased $151,000 to $178,000 for the nine months ended March 31, 1999, compared to $329,000 for the same period in 1998. The decrease primarily resulted from a net gain on the sale of a tract of real estate of $172,000 ($103,000 net of tax) during the 1998 period. This was offset by an increase in fees and service charges of $18,000 during the 1999 period.

Total non-interest expense increased $141,000 to $975,000 for the nine months ended March 31, 1999, compared to $834,000 for the same period in 1998. The increase was primarily due to an increase in salaries and benefits of $98,000 during the 1999 period due to compensation expense related to the ESOP and the RRP. Office occupancy expense and data processing expense increased by $27,000 for the 1999 period and other expenses, consisting primarily of legal and accounting fees, increased by $15,000 during the 1999 period, due to the increased reporting requirements for public companies.

Income tax expense decreased by $35,000 to $407,000 for the nine months ended March 31, 1999, compared to $442,000 for the same period in 1998. This primarily resulted from a decrease in net income before income taxes in the 1999 period as a result of the gain on the sale of real estate that increased non-interest income for the 1998 period.

Asset Quality

The allowance for loan losses was $306,000 at March 31, 1999, compared to $269,000 at June 30, 1998. Management considered the allowance for loan losses at March 31, 1999 to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the nine months ended March 31, 1999.

Balance, July 1, 1998                   $ 268,837
Provision for loan losses                  50,000
Recoveries                                     --
Charge-offs                               (12,498)
                                        ---------

Balance, March 31, 1999                 $ 306,339
                                        =========

Non-performing loans totaled $539,000 or 1.05% of total loans at March 31, 1999, compared to $170,000 or .36% of total loans at June 30, 1998.


Liquidity and Capital Resources

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 1999 and June 30, 1998, cash and interest-bearing deposits totaled $2.9 million and $2.5 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At March 31, 1999, borrowings from the FHLB totaled $6.0 million.

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

The Company is working with the companies that supply or service its systems that rely on computers to identify and remedy any Year 2000 related problems. As of March 31, 1999, the Company has completed an assessment of all systems that could be significantly affected by Year 2000 related problems and has begun remediating its non-compliant systems. The bulk of the Company's computer processing is provided under contract by BISYS, Inc. in Houston, Texas ("BISYS"). BISYS has completed the remediation phase of its Year 2000 efforts and began testing of its upgraded systems and interfaces with the Company in November, 1998. BISYS expects to be in Year 2000 compliance by June, 1999. BISYS will assist the Company with other phases of Year 2000 compliance throughout the remainder of 1999. Citizens' loan document preparation system is provided by Banker's Systems and is also expected to be in Year 2000 compliance by June 30, 1999.

The Company has contacted the approximately twenty other companies that supply or service its material operations requesting that they certify that they have plans to make their respective computer systems Year 2000 compliant. As of March 31, 1999, the Company has received such certification from all of these companies. Once the Company receives certification from a service provider, it continuously monitors the progress that it makes in meeting its targeted schedule for becoming Year 2000 compliant. Should the Company find that a provider is not making satisfactory progress in its Year 2000 compliance efforts the Company will identify and contract with an alternative service provider. The Company does not expect the expense of such changes in suppliers or servicers to be material to its operations, financial condition or results. Notwithstanding the efforts the Company has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.

The Company's Board of Directors reviews on a monthly basis the progress made in addressing Year 2000 issues. Management estimates that the Company's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $50,000. At March 31, 1999, the Company had spent approximately $19,000 in connection with Year 2000 compliance. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

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

The Company is in the process of developing contingency plans to be implemented in the event of the failure of all or part of its Year 2000 program or of the Year 2000 programs of any of its service providers. These contingency plans involve, among other actions, manual workarounds, adjusting staffing strategies and temporarily discontinuing services or products which are not considered by management to be critical to the Company's operations. The Company has set a deadline of June 30, 1999, for completion of the contingency plans.

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


The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants with the commission, including the Company. The address of that Web site is http://www.sec.gov.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 15.
         (b) The Company filed a report on form 8-K on March 22, 1999, to report a change in the Company's Certifying Accountant.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITIZENS BANCORP

Date: May 12, 1999                        By: /s/ Fred W. Carter
                                             -------------------
                                          Fred W. Carter
                                          President and Chief Executive Officer

Date: May 12, 1999                        By: /s/ Stephen D. Davis
                                              --------------------
                                          Stephen D. Davis
                                          Treasurer

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