Form 10-K405
period 1999-06-30
CITIZENS BANCORP
filed 1999-09-28
CIK 1040734

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _____ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 24, 1999 was $10,062,997.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of September 24, 1999, was 965,754 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1999, are incorporated by reference into Part II. Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated in Part III.


                            Exhibit Index on Page E-1
                               Page 1 of 30 Pages

                                CITIZENS BANCORP
                                    Form 10-K
                                      INDEX
                                                                            Page
                                     PART I
     Item 1.    Business....................................................  3
     Item 2.    Properties.................................................. 25
     Item 3.    Legal Proceedings........................................... 26
     Item 4.    Submission of Matters to a Vote of Security Holders......... 26
     Item 4.5.  Executive Officers of the Registrant........................ 26
PART II
     Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................... 26

     Item 6.    Selected Financial Data..................................... 26
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................... 27
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.. 27
     Item 8.    Financial Statements and Supplementary Data................. 27
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................... 27

PART III
     Item 10.   Directors and Executive Officers of Registrant.............. 27
     Item 11.   Executive Compensation...................................... 27

     Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management................................... 27

     Item 13.   Certain Relationships and Related Transactions.............. 27

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K................................. 28

SIGNATURES.................................................................. 29

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


                                                                          At June 30,
                                                 --------------------------------------------------------------
                                                        1999                  1998                  1997
                                                 ------------------     ------------------    -----------------
                                                            Percent               Percent               Percent
                                                 Amount    of Total     Amount   of Total     Amount   of Total
                                                 ------    --------     ------   --------     ------   --------
                                                                     (Dollars in thousands)

TYPE OF LOAN
Real estate mortgage loans:
   Residential................................   $41,663     78.45%    $35,928    76.54%      $29,888   77.77%
   Non-residential............................     1,631      3.07       1,770     3.77           824    2.14
   Multi-family...............................     1,711      3.22       1,887     4.02         1,551    4.04
Construction loans:...........................     1,384      2.61         611     1.30         1,420    3.69
Consumer loans:
   Single pay.................................     3,538      6.66       2,815     6.00         1,854    4.82
   Installment ...............................     2,329      4.39       2,219     4.73         1,696    4.41
   Share .....................................       ---       ---         ---      ---            15     .04
   Home equity................................     2,043      3.85       2,176     4.64         2,095    5.45
   Home improvement...........................         3       .01           5      .01             8     .02
                                                 -------    ------     -------   ------       -------  ------
       Gross loans receivable.................   $54,302    102.26%    $47,411   101.01%      $39,351  102.38%
                                                 =======    ======     =======   ======       =======  ======

TYPE OF SECURITY
Residential real estate ......................   $47,516     89.48%    $40,612    86.53%      $35,153   91.45%
Non-residential real estate...................     2,041      3.84       2,143     4.57         1,037    2.70
Multi-family real estate......................     2,033      3.83       2,267     4.83         1,551    4.04
Deposits......................................       149       .28         150      .32           193     .50
Auto   .......................................     1,575      2.97       1,415     3.01         1,176    3.06
Other security................................       483       .91         405      .86           111     .29
Unsecured ....................................       505       .95         419      .89           130     .34
                                                 -------    ------     -------   ------       -------  ------
     Gross loans receivable...................    54,302    102.26      47,411   101.01        39,351  102.38
Deduct:
Deferred loan fees............................       126       .24         110      .23           101     .26
Allowance for loan losses.....................       326       .61         269      .57           212     .55
Loans in process..............................       746      1.41          96      .21           603    1.57
                                                 -------    ------     -------   ------       -------  ------
   Net loans receivable.......................   $53,104    100.00%    $46,936   100.00%      $38,435  100.00%
                                                 =======    ======     =======   ======       =======  ======
Mortgage Loans:
   Adjustable-rate............................   $10,427     23.17%    $11,502    29.06%     $  9,595   29.74%
   Fixed-rate.................................    34,578     76.83      28,083    70.94        22,668   70.26
                                                 -------    ------     -------   ------       -------  ------
     Total....................................   $45,005    100.00%    $39,585   100.00%      $32,263  100.00%
                                                 =======    ======     =======   ======       =======  ======

         The following table sets forth certain information at June 30, 1999, regarding the dollar amount of loans maturing in Citizens' loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                        Balance                           Due During Years Ended June 30,
                                    Outstanding at                                     2003       2005      2010       2015
                                       June 30,                                         to         to        to         and
                                         1999           2000       2001       2002     2004       2009      2014     following
                                         ----           ----       ----       ----     ----       ----      ----     ---------
                                                                              (In thousands)
Real estate mortgage loans:
   Residential loans..................  $41,663          $21        $24        $51      $343     $4,071    $18,304    $18,849
   Multi-family loans.................    1,711          ---        ---        ---       236         46      1,429        ---
   Non-residential loans..............    1,631            3         61        ---         9         75        470      1,013
Construction loans....................    1,384        1,384        ---        ---       ---        ---        ---        ---
Installment  loans....................    2,329           82        321        515     1,170        203         19         19
Single pay loans......................    3,538        3,537        ---        ---         1        ---        ---        ---
Home equity loans.....................    2,043          ---        ---        ---       ---        ---        ---      2,043
Home improvement loans................        3          ---          3        ---       ---        ---        ---        ---
                                        -------       ------       ----       ----    ------     ------    -------    -------
     Total............................  $54,302       $5,027       $409       $566    $1,759     $4,395    $20,222    $21,924
                                        =======       ======       ====       ====    ======     ======    =======    =======


      The following table sets forth, as of June 30, 1999, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                         Due After June 30, 2000
                                     -------------------------------------------------------------
                                     Fixed Rates             Variable Rates                  Total
                                     -----------             --------------                  -----
                                                             (In thousands)
Real estate mortgage loans:
   Residential loans.............       $34,522                 $  7,120                    $41,642
   Multi-family loans............           ---                    1,711                      1,711
   Non-residential loans.........            35                    1,593                      1,628
   Construction loans............           ---                      ---                        ---
Installment loans................         2,247                      ---                      2,247
Single pay loans.................             1                      ---                          1
Share loans......................           ---                      ---                        ---
Home equity loans................           ---                    2,043                      2,043
Home improvement loans...........             3                      ---                          3
                                        -------                  -------                    -------
   Total.........................       $36,808                  $12,467                    $49,275
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

      Citizens also offers adjustable-rate mortgage ("ARM") loans. The interest rate on ARM loans is indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity. Citizens may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the ARM loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in Citizens' portfolio at June 30, 1999 provide for maximum rate adjustments per year and over the life of the loan of 1% and 6%, respectively. Citizens' residential ARMs are amortized for terms up to 25 years.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At June 30, 1999, approximately 17% of Citizens' one- to four-family residential loans had adjustable rates of interest.

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

      At June 30, 1999, approximately $41.7 million, or 78.5% of Citizens' portfolio of loans, consisted of one- to four-family residential loans. Approximately $98,000, or .24% of total residential loans, were included in non-performing assets as of that date. See "-- Non-Performing and Problem Assets."

      Multi-Family Loans. At June 30, 1999, approximately $1.7 million, or 3.2% of Citizens' total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Citizens' multi-family loans are generally written as one-year adjustable rate loans indexed to the one-year U.S. Treasury rate or to its internal loan rate which is established from time-to-time. Citizens writes multi-family loans with maximum Loan-to-Value ratios of 80%. Citizens' largest multi-family loan as of June 30, 1999 was $1.3 million and was secured by an apartment complex in Frankfort. On the same date, there were no multi-family loans included in non-performing assets.

      Multi-family loans, like nonresidential real estate loans, involve a greater risk than do residential loans. See "-- Nonresidential Real Estate Loans" below.

      Construction Loans. Citizens offers construction loans with respect to residential and nonresidential real estate and, in certain cases, to builders or developers constructing such properties on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At June 30, 1999, approximately $1.4 million, or 2.6% of Citizens' total loan portfolio, consisted of construction loans. The largest construction loan at June 30, 1999, totaling $250,000, was secured by a single-family residence near Frankfort. Citizens had no construction loans included in non-performing assets on that date.

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

      Nonresidential Real Estate Loans. Citizens' nonresidential real estate loans are secured by churches, office buildings, and other commercial properties. Citizens generally originates non-residential real estate loans as one-year adjustable rate loans indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity, and which are written for maximum terms of 20 years with maximum Loan-to-Value ratios of 75%. At June 30, 1999,
Citizens' largest nonresidential loan was $966,000 and was secured by an extended stay motel in Columbus, Indiana. At June 30, 1999, approximately $1.6 million, or 3.1% of Citizens' total loan portfolio, consisted of nonresidential real estate loans. On the same date, approximately $35,000 in nonresidential real estate loans were included in non-performing assets.

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

      Consumer Loans. Citizens' consumer loans, consisting primarily of home equity loans, personal installment loans and "single pay" loans aggregated approximately $7.9 million at June 30, 1999, or 14.9% of its total loan portfolio. Citizens consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of Citizens' consumer loans, except loans secured by deposits and home equity loans, are fixed-rate loans with terms that vary from six months (for unsecured installment loans) to 60 months (for home improvement loans and loans secured by new automobiles). At June 30, 1999, 93.6% of Citizens' consumer loans were secured by collateral. Citizens' loans secured by deposits are made up to 90% of the original account balance and, at June 30, 1999, accrued at a rate of 8.0%. This rate may change but will always be at least 1% over the underlying passbook or certificate of deposit rate. Interest on loans secured by deposits is paid semi-annually.

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

         At June 30, 1999, Citizens had outstanding approximately $2.0 million of home equity loans, with unused lines of credit totaling approximately $2.96 million. Home equity loans in the amount of $38,000 were included in non-performing assets on that date.

      Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, consumer loans amounting to $64,000 were included in non-performing assets. See "-- Non-Performing and Problem Assets."

      Single-Pay Loans. Citizens offers single-pay loans, which are short-term loans secured by real estate, automobiles or other types of collateral that are payable with a single payment rather than by installment. Typically, single-pay loans secured by real estate are written with terms of one year or less, while single-pay loans secured by other types of collateral are written for terms of 90 days to six months. Of the approximately $3.5 million of single-pay loans in Citizens' portfolio as of June 30, 1999, approximately $1.8 million were secured by residential mortgages and $392,000 were secured by land. The remaining approximately $1.3 million of loans in this category were consumer loans, typically secured by automobiles or subordinate liens on real estate. At June 30, 1999, Citizens had no delinquent single-pay loans in its portfolio.

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

      Citizens confines its loan origination activities primarily to Clinton County. At June 30, 1999, Citizens had loans totaling approximately $487,000 in the aggregate secured by property located outside of Indiana. Citizens' loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Citizens' office.

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

         The following table shows Citizens' loan origination and repayment activity during the periods indicated:

                                                                               Year Ended June 30,
                                                             -----------------------------------------------------
                                                                1999                  1998                  1997
                                                             ---------             ---------              --------
                                                                                 (In thousands)
Loans Originated:
     Real estate mortgage loans:
       Residential loans..................................     $17,405               $14,353              $  9,253
       Nonresidential loans...............................          57                   122                   202
       Multi-family loans.................................         ---                 1,563                   102
     Construction loans...................................       2,199                 2,385                 2,503
     Installment loans....................................       1,716                 1,993                 1,434
     Single pay loans.....................................       7,183                 4,082                 2,818
     Share loans..........................................         ---                   ---                     5
     Home equity loans....................................       1,167                 1,265                 1,156
     Home improvement loans...............................         ---                   ---                   ---
         Total originations...............................      29,727                25,763                17,473
     Loans purchased......................................          61                 2,494                   ---
Reductions:
     Principal loan repayments............................     (23,578)              (19,696)              (13,251)
     Loans sold...........................................         ---                   ---                   (91)
     Transfers from loans to real estate owned............         ---                   ---                   ---
                                                             ---------             ---------              --------
         Total reductions.................................     (23,578)              (19,696)              (13,342)
     Decrease in other items (1)..........................         (42)                  (60)                  (88)
                                                             ---------             ---------              --------
     Net increase (decrease) .............................   $   6,168             $   8,501              $  4,043
                                                             =========             =========              ========


(1) Other items consist of amortization of deferred loan origination costs and the provision for losses on loans.

     Citizens' residential loan originations during the year ended June 30, 1999 totaled $17.4 million, compared to $14.4 million and $9.3 million in the years ended June 30, 1998 and 1997, respectively.

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

      Non-performing Assets. At June 30, 1999, $197,000, or .33% of total assets, were non-performing (restructured and non-accruing loans) compared to $170,000, or .32% of total assets at June 30, 1998. At June 30, 1999, residential loans and consumer loans accounted for $98,000 and $64,000, respectively, of non-accruing loans. Citizens had no Real Estate Owned ("REO") properties as of June 30, 1999.

      The table below sets forth the amounts and categories of Citizens' non-performing assets (non-accruing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is Citizens' policy that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Delinquent loans that are 90 days or more past due are considered non-performing assets.



                                                                            At June 30,
                                                           -------------------------------------------------
                                                            1999                1998                    1997
                                                            ----                ----                    ----
                                                                     (Dollars in thousands)
Non-performing assets:
   Non-accruing loans..................................      $162                $131                   $303
   Troubled debt restructurings........................        35                  39                     41
     Total non-performing loans........................       197                 170                    344
   Foreclosed real estate..............................       ---                 ---                    ---
                                                             ----                ----                   ----
     Total non-performing assets.......................      $197                $170                   $344
                                                             ====                ====                   ====

Non-performing loans to total loans....................      0.37%               0.36%                  0.89%

Non-performing assets to total assets..................      0.33%               0.32%                  0.74%


      Interest on loans was $6,000, $4,000, and $8,000 less than would have been reported for the years ended June 30, 1999, 1998 and 1997, respectively, if the non-performing loans summarized above had been current in accordance with their original terms. Citizens received $3,000 in interest on non-performing loans during the year ended June 30, 1999.

      At June 30, 1999, Citizens held loans delinquent from 30 to 59 days totaling approximately $665,000. Other than these loans and the other delinquent loans disclosed elsewhere in this section, Citizens was not aware of any other loans, the borrowers of which were experiencing financial difficulties.

     Delinquent Loans. The following table sets forth certain information at June 30, 1999, 1998, and 1997, relating to delinquencies in Citizens' portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                                       At June 30, 1999                                At June 30, 1998
                           ----------------------------------------------     ---------------------------------------------
                                60-89 Days             90 Days or More           60-89 Days            90 Days or More
                           ---------------------  -----------------------     --------------------  -----------------------
                                      Principal                Principal                Principal                Principal
                            Number    Balance of   Number      Balance of      Number   Balance of   Number     Balance of
                           of Loans     Loans     of Loans        Loans      of Loans     Loans     of Loans       Loans
                           --------   ----------  --------     ----------    --------   ----------  --------    -----------
                                                                 (Dollars in thousands)
Residential
   mortgage loans..........     8       $196           3           $98            8       $244         6            $84
Nonresidential
   mortgage loans..........   ---        ---         ---           ---          ---        ---       ---            ---
Installment loans..........     7         41           8            26            7         35         8             40
Single pay loans...........   ---        ---         ---           ---          ---        ---         1              2
Home equity loans..........   ---        ---           3            38            3         40         1              5
Home improvement loans.....   ---        ---         ---           ---          ---        ---       ---            ---
                             ----       ----        ----          ----         ----       ----      ----           ----
   Total...................    15       $237          14          $162           18       $319        16           $131
                            =====       ====        ====          ====         ====       ====      ====           ====
Delinquent loans to
   total loans.............                                        .75%                                             .96%
                                                                   ===                                              ===


                                         At June 30, 1997
                             ----------------------------------------------
                                  60-89 Days          90 Days or More
                             -------------------    -----------------------
                                      Principal                  Principal
                             Number   Balance of     Number      Balance of
                            of Loans    Loans       of Loans       Loans
                            --------    -----       --------       -----

Residential
   mortgage loans..........     1        $10             5         $130
Nonresidential
   mortgage loans..........     1         24           ---          ---
Installment loans..........     2         16             6           37
Single pay loans...........   ---        ---             1           84
Home equity loans..........   ---        ---             5           52
Home improvement loans.....   ---        ---           ---          ---
                             ----       ----          ----         ----
   Total...................     4        $50            17         $303
                            =====       ====          ====         ====
Delinquent loans to
   total loans.............                                         .92%
                                                                   ====

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

      At June 30, 1999, the aggregate amount of Citizens' classified assets, and of its general and specific loss allowances were as follows:

                                                             At June 30, 1999
                                                             ----------------
                                                              (In thousands)

  Substandard assets...........................................      $129
  Doubtful assets..............................................       ---
  Loss assets..................................................       ---
                                                                     ----
      Total classified assets..................................      $129
                                                                     ====
  General loss allowances......................................      $326
  Specific loss allowances.....................................       ---
                                                                     ----
      Total allowances.........................................      $326
                                                                     ====

      Citizens regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with Citizens' review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In the opinion of management, Citizens' allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at June 30, 1999. However, there can be no assurance that regulators, when reviewing Citizens' loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past three fiscal years ended June 30, 1999.

                                                                 Year Ended June 30,
                                                    ------------------------------------------------
                                                    1999                1998                    1997
                                                    -----              -------                 ------
                                                             (Dollars in thousands)
Balance at beginning of period.................      $269                $212                   $138
Charge-offs:
   Residential mortgage loans..................       ---                 ---                    ---
   Nonresidential mortgage loans...............       ---                 ---                    ---
   Multi-family loans..........................       ---                 ---                    ---
   Construction loans..........................       ---                 ---                    ---
   Installment loans...........................       (12)                (12)                   (11)
   Single pay loans............................        (1)                 (5)                    ---
   Share loans.................................       ---                 ---                    ---
   Home equity loans...........................       ---                 ---                    ---
   Home improvement loans......................       ---                 ---                    ---
                                                     ----                ----                   ----
     Total charge-offs.........................       (13)                (17)                   (11)
                                                     ----                ----                   ----
Recoveries:
   Residential mortgage........................       ---                 ---                    ---
   Single pay..................................       ---                 ---                      2
   Installment.................................         5                   2                    ---
                                                     ----                ----                   ----
     Total recoveries..........................         5                   2                      2
                                                     ----                ----                   ----
Net (charge-offs) recoveries...................        (8)                (15)                    (9)
Provision for losses on loans..................        65                  72                     83
                                                     ----                ----                   ----
Balance at end of period.......................      $326                $269                   $212
                                                     ====                ====                   ====
Allowance for loan losses as a percent of
total loans outstanding........................      0.61%               0.57%                  0.55%
Ratio of net (charge-offs) recoveries
to average loans outstanding...................      (.02)               (.03)                  (.03)


      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Citizens' allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict Citizens' use of the allowance to absorb losses in other categories.

                                                                            At June 30,
                                         ---------------------------------------------------------------------------------
                                                 1999                          1998                           1997
                                         ----------------------         --------------------          --------------------
                                                       Percent                       Percent                        Percent
                                                      of loans                      of loans                       of loans
                                                       in each                       in each                        in each
                                                      category                      category                       category
                                                      to total                      to total                       to total
                                         Amount         loans           Amount        loans            Amount        loans
                                         ------         -----           ------        -----            ------        -----
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Real estate mortgage loans:
     Residential......................    $119        76.73%              $105      75.78%                $81       75.96%
     Nonresidential...................       5         3.00                  4       3.73                   3        2.09
     Multi-family.....................       5         3.15                  6       3.98                   4        3.94
   Construction loans.................      28         2.55                 14       1.29                  27        3.61
   Installment loans..................      86         4.29                 66       4.68                  53        4.31
   Share loans........................     ---          ---                ---        ---                 ---         .04
   Home equity loans..................      10         3.76                  9       4.59                   8        5.32
   Home improvement loans.............     ---          .01                ---        .01                 ---         .02
   Single pay loans...................      73         6.51                 65       5.94                  36        4.71
                                          ----       ------               ----     ------                ----      ------
   Total..............................    $326       100.00%              $269     100.00%               $212      100.00%
                                          ====       ======               ====     ======                ====      ======

Investments

     Investments. Citizens' investment portfolio consists of equity securities and Federal Home Loan Bank ("FHLB") stock. At June 30, 1999, approximately $807,000, or 1.4%, of Citizens' total assets consisted of such investments. Citizens also had $1.6 million in interest-earning deposits as of that date.

      The following table sets forth the amortized cost and the market value of Citizens' investment portfolio at the dates indicated.

                                                                            At June 30,
                                        ----------------------------------------------------------------------------------
                                                  1999                          1998                          1997
                                        ---------------------          ----------------------         --------------------
                                        Amortized      Market          Amortized     Market           Amortized     Market
                                          Cost          Value            Cost         Value             Cost         Value
                                          ----          -----            ----         -----             ----         -----
                                                                              (In thousands)
Available for Sale:
   Equity securities..................     $419         $388                $309         $315             $161         $161
FHLB stock............................      419          419                 352          352              332          332
                                           ----         ----                ----         ----             ----         ----
     Total investments................     $838         $807                $661         $667             $493         $493
                                           ====         ====                ====         ====             ====         ====

Sources of Funds

      General. Deposits have traditionally been Citizens' primary source of funds for use in lending and investment activities. In addition to deposits, Citizens derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. The deposits shown below include approximately $2.7 million in public funds deposited by various state, county and local governments which may fluctuate depending upon prevailing interest rates and the rates offered by Citizens' competitors. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

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

      An analysis of Citizens' deposit accounts by type, maturity, and rate at June 30, 1999, is as follows:



                                                                    Minimum        Balance at                          Weighted
                                                                    Opening         June 30,            % of            Average
Type of Account                                                     Balance           1999            Deposits           Rate
-----------------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts..............................  $      50              $6,473           17.51%            3.03%
   Variable rate, money market................................      2,500               2,885            7.80             3.04
   NOW accounts...............................................         50               4,610           12.47             1.47
                                                                                      -------          ------
     Total withdrawable.......................................                         13,968           37.78             2.52

Certificates (original terms):
   3 months or less...........................................      1,000               2,481            6.71             4.89
   6 months...................................................      1,000               1,806            4.88             4.26
   12 months..................................................      1.000               1,602            4.33             4.32
   13 months..................................................      5,000                 422            1.14             5.39
   18 months..................................................      1,000                 461            1.25             4.72
   23 months..................................................      5,000               6,344           17.16             5.23
   30 months .................................................      1,000                 790            2.14             4.90
   36 months..................................................      1,000                 889            2.40             5.02
   Other certificates.........................................      1,000               4,693           12.69             6.12
                                                                                      -------          ------
Total certificates............................................                         19,488           52.70             5.20
IRA's:
   Variable rate, money market................................         50                 108            0.29             3.18
   6 months...................................................      1,000                  47            0.13             4.10
   12 months..................................................      1.000                  97            0.26             4.29
   18 months..................................................      1,000                  17            0.05             4.88
   23 months..................................................      1,000               2,331            6.30             5.28
   36 months..................................................      1,000                 706            1.91             4.90
   Other certificates.........................................      1,000                 214            0.58             5.72
                                                                                      -------          ------
Total IRA's...................................................                          3,520            9.52             5.12
                                                                                      -------          ------
Total deposits................................................                        $36,976          100.00%            4.18
                                                                                      =======          ======


      The following table sets forth by various interest rate categories the composition of Citizens' time deposits at the dates indicated:

                                                                       At June 30,
                                                 ---------------------------------------------------
                                                   1999                  1998                  1997
                                                  -------              -------               -------
                                                                    (In thousands)
4.00 to 4.99%...............................      $10,037             $  2,483             $   3,593
5.00 to 5.99%...............................        9,304               13,961                15,702
6.00 to 6.99%...............................        3,449                3,440                 2,604
7.00 to 7.99%...............................          105                  105                   120
8.00 to 8.99%...............................            5                    5                     5
                                                  -------              -------               -------
   Total....................................      $22,900              $19,994               $22,024
                                                  =======              =======               =======

     The average amount of, and average interest rate paid on, the following deposits categories which were in excess of ten percent of average total deposits are as follows:

                                                      Years ended June 30,
                          ------------------------------------------------------------------------------
                                 1999                         1998                        1997
                          ---------------------       ----------------------       ---------------------
                          Average      Average         Average      Average        Average      Average
                          Balance     Rate Paid        Balance     Rate Paid       Balance     Rate Paid
                          -------     ---------        -------     ---------       -------     ---------
Passbook accounts         $6,283         3.05%         $6,687        3.23%         $6,679         3.24%
NOW accounts               4,732         1.78           4,433        2.17           4,081         2.12
Money market accounts      3,070         3.12           3,217        3.30           3,303         3.30
Time deposit accounts     22,488         5.44          21,799        5.58          22,374         5.49


     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following June 30, 1999. Matured certificates, which have not been renewed as of June 30, 1999, have been allocated based upon certain rollover assumptions.

                                                            Amounts at June 30, 1999
                                  ----------------------------------------------------------------------------
                                  One Year                 Two                  Three             Greater Than
                                   or Less                Years                 Years              Three Years
                                   -------               ------                ------                ------
                                                                 (In thousands)
4.00 to 4.99%................       $6,336               $3,041                  $660               $   ---
5.00 to 5.99%................        4,860                3,435                   300                   709
6.00 to 6.99%................          288                  840                 1,933                   388
7.00 to 7.99%................            5                  100                   ---                   ---
8.00 to 8.99%................          ---                  ---                   ---                     5
                                   -------               ------                ------                ------
   Total.....................      $11,489               $7,416                $2,893                $1,102
                                   =======               ======                ======                ======


     The following table indicates the amount of Citizens' other certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

                                                               At June 30, 1999
                                                               ----------------
    Maturity Period                                             (In thousands)
    Three months or less.....................................        $2,995
    Greater than three months through six months.............           354
    Greater than six months through twelve months............           100
    Over twelve months.......................................         1,524
                                                                     ------
         Total...............................................        $4,973
                                                                     ======

      The following table sets forth the dollar amount of savings deposits in the various types of deposits that Citizens offers at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                                    DEPOSIT ACTIVITY
                                                   --------------------------------------------------------------------------------
                                                    Balance                     Increase        Balance                  Increase
                                                      at                       (Decrease)         at                    (Decrease)
                                                   June 30,          % of         from         June 30,       % of         from
                                                     1999          Deposits       1998           1998       Deposits       1997
                                                   ---------      ---------     ---------      --------     ---------    ----------
                                                                                (Dollars in thousands)
Withdrawable:
   Fixed rate, passbook accounts.................     $6,473         17.51%         $52          $6,421      18.85%         $(484)
   Variable rate, money market...................      2,885          7.80          (34)          2,919       8.57           (251)
   NOW accounts..................................      4,610         12.47           40           4,570      13.41            498
                                                     -------        ------       ------         -------     ------        -------
     Total withdrawable..........................     13,968         37.78           58          13,910      40.83           (237)
Certificates (original terms):
   3 months......................................      2,481          6.71        1,783             698       2.05           (376)
   6 months......................................      1,806          4.88           72           1,734       5.09         (2,400)
   12 months.....................................      1,602          4.33        1,026             576       1.69           (390)
   13 months.....................................        422          1.14       (2,095)          2,517       7.39            147
   18 months.....................................        461          1.25           44             417       1.22           (170)
   23 months.....................................      6,344         17.16        1,922           4,422      12.98            268
   30 months ....................................        790          2.14          (86)            876       2.57           (270)
   36 months.....................................        889          2.40          (35)            924       2.71            (23)
   Other certificates............................      4,693         12.69          (18)          4,711      13.83          1,145
                                                     -------        ------       ------         -------     ------        -------
Total certificates...............................     19,488         52.70        2,613          16,875      49.53         (2,069)
IRA's
   Variable rate, money market...................        108          0.29          (55)            163       0.48            (21)
   6 months......................................         47          0.13           17              30       0.09             (4)
   12 months.....................................         97          0.26          (24)            121       0.36            (30)
   18 months.....................................         17          0.05            1              16       0.05             (3)
   23 months.....................................      2,331          6.30          413           1,918       5.63            340
   36 months ....................................        706          1.91         (181)            887       2.60           (270)
   Other certificates............................        214          0.58           67             147       0.43              6
                                                     -------        ------       ------         -------     ------        -------
   Total IRA's...................................      3,520          9.52          238           3,282       9.64             18
                                                     -------        ------       ------         -------     ------        -------
Total deposits...................................    $36,976        100.00%      $2,909         $34,067     100.00%       $(2,288)
                                                     =======        ======       ======         =======     ======        =======

      Total deposits at June 30, 1999 were approximately $37.0 million, compared to approximately $34.1 million at June 30, 1998. Citizens' deposit base depends somewhat upon the manufacturing sector of Clinton County's economy. Although Clinton County's manufacturing sector is relatively diversified and not significantly dependent upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Citizens' ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

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

      Borrowings. Citizens' focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At June 30, 1999, Citizens had borrowings in the amount of $7.0 million from the FHLB of Indianapolis which bear fixed and variable interest rates and are due at various dates through October, 2008. Citizens is required to maintain eligible loans in its portfolio of at least 170% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Citizens does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

      The following table presents certain information relating to Citizens' borrowings at or for the years ended June 30, 1999, 1998 and 1997.

                                                                                    At or for the Year
                                                                                      Ended June 30,
                                                                       -------------------------------------------
                                                                       1999                1998               1997
                                                                       ----                ----               ----
                                                                                    (Dollars in thousands)
FHLB Advances:
   Outstanding at end of period...............................         $7,000              $3,500            $4,000
   Average balance outstanding for period.....................          5,808               1,731             3,212
   Maximum amount outstanding at any
     month-end during the period..............................          7,000               3,500             5,000
   Weighted average interest rate
     during the period........................................           5.68%               4.96%             5.41%
   Weighted average interest rate
     at end of period.........................................           5.63                6.21              6.51


Selected Ratios

      The following table presents certain selected ratios for the years ended June 30, 1999, 1998 and 1997.

                                                        Year Ended June 30,
                                             ---------------------------------------
                                             1999              1998             1997
                                             ----              ----             ----
Return on assets.........................    1.43%             1.69%             .82%
Return on equity.........................    5.53              6.67             6.81
Dividend payout ratio....................   26.44               ---              ---
Average equity to average assets.........   25.80             25.38            11.98


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

      CLSC owns a 104-acre tract of contiguous land on which it is presently developing 59 acres. CLSC intends to complete the development of the remainder of the property in approximately ten years. The 59 acres that are presently being developed will include 64 building lots known as the Southridge Addition, and 89 building lots known as the Meadow Brook Addition. Both of these Additions have been annexed into the Town of Frankfort. Citizens purchased this land in 1989 intending to develop these housing additions. However, following enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989, the FDIC directed Citizens to transfer its interest in these developments to CLSC, which Citizens did, effective June 30, 1994. Phase I of the development includes 33 completed lots in the Southridge Addition, of which 23 lots have been sold and on which 23 houses have been completed, and 26 lots in the Meadow Brook Addition, of which 8 lots have been sold and on which 8 houses have been completed. The Southridge lots have been priced generally at $19,000 to $22,000 each, with completed homes selling generally for $90,000 to $120,000, and the Meadow Brook lots have been priced generally at $23,000 to $26,000 with completed homes expected to sell generally for $100,000 to $150,000. CLSC intends to develop the remaining 31 lots in the Southridge Addition beginning in 2000. Phase II and Phase III of the Meadow Brook development, consisting of approximately 63 lots, are still in the design stage. CLSC also intends to develop a 25-acre tract located in Frankfort, with homes generally selling for $175,000 to $300,000. This project is in the early stages of development.

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

      CLSC incurred a loss of $300 for the year ended June 30, 1999. CLSC earned a profit of $164,000 for the year ended June 30, 1998 and $11,000 for the year ended June 30, 1997. At June 30, 1999, Citizens had an investment in CLSC of $633,000 and loans outstanding to CLSC of approximately $281,000 with an interest rate set at the prime rate. The Holding Company's consolidated statements of income included elsewhere herein include the operations of CLSC. All intercompany balances and transactions have been eliminated in the consolidation.

Employees

      As of June 30, 1999, Citizens employed 13 persons on a full-time basis and 3 persons on a part-time basis. None of Citizens' employees is represented by a collective bargaining group and management considers its employee relations to be good.

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

                                   REGULATION

General

      As a federally chartered, SAIF-insured savings association, Citizens is subject to extensive regulation by the OTS and the FDIC. For example, Citizens must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Citizens' books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The OTS recently amended its assessment regulations to require assessments to be determined generally on the basis of an institution's size, condition and the complexity of its operations. Citizens' semi-annual assessment owed to the OTS under this revised regulation is approximately $10,000.

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

      The U.S. Congress is currently considering broad financial reform legislation intended to modernize the financial services industry. Under the pending legislation, bank holding companies may be authorized, subject to certain conditions, to acquire manufacturing and other nonfinancial companies, and nonfinancial companies may be authorized to acquire banks. Other provisions of the pending legislation could affect the types of activities in which a unitary savings and loan holding company, such as the Holding Company, may engage. In addition, previous versions of banking reform legislation considered by Congress included provisions that would require all federal savings associations, including Citizens, to convert to either a state bank or a national bank and would require savings and loan holding companies to become bank holding companies. Because Congress is currently considering different versions of the proposed legislation, it cannot be determined which of these conflicting provisions might be included in any final legislation approved by Congress or how such legislation, if enacted, would affect the activities of the Holding Company or Citizens.

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

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At June 30, 1999, Citizens' asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

      As a member, Citizens is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 1999, Citizens' investment in stock of the FHLB of Indianapolis was $419,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended June 30, 1999, dividends paid by the FHLB of Indianapolis to Citizens totaled approximately $29,000, for an annual rate of 8.03%.

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

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. The OTS recently adopted a regulation, which became effective April 1, 1999, that requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 1999, Citizens was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, Citizens would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. Citizens nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of June 30, 1999, Citizens' interest rate risk was slightly outside the parameters set forth in the regulation.

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

Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1999, Citizens was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

     The OTS recently adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

     The amended regulation exempts certain savings associations from the requirement under the previous regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 1999, Citizens' retained net income standard was $1,994,000. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

     The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Citizens is a subsidiary of a savings and loan holding company, this latter provision requires that, at a minimum, Citizens must file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

     In addition to these regulatory restrictions, Citizens' Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires Citizens to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits Citizens from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

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

Loans to One Borrower

      Under OTS regulations, Citizens may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 1999, Citizens did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. Citizens does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If Citizens maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, Citizens will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of June 30, 1999, Citizens was in compliance with its QTL requirement, with approximately 92% of its assets invested in QTIs.

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

      Finally, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis. The Indiana Branching Law became effective March 15, 1996.

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

Community Reinvestment Act Matters

      Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating - outstanding, satisfactory, needs to improve, and substantial noncompliance - and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated Citizens' record of meeting community credit needs as outstanding, which is the highest available designation.

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

Item 2.   Properties.

         The following table provides certain information with respect to Citizens' office as of June 30, 1999:

                                                                             Net Book
                                                                             Value of
                                                                             Property,            Approximate
    Description          Owned or           Year            Total           Furniture &             Square
    and Address           leased           Opened         Deposits           Fixtures               Footage
    -----------           ------           ------         --------           --------               -------
                                                   (Dollars in thousands)
60 South Main Street       Owned            1977           $36,976             $567                 13,924
Frankfort, IN 46041

      Citizens owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Citizens' electronic data processing equipment was approximately $64,000 at June 30, 1999.

      Citizens operates one automated teller machine ("ATM"), which is located in the vestibule of its office. Citizens' ATM participates in the Cirrus(R) and MagicLine(R) networks.

     Citizens has also contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $11,500 per month.

     Citizens has contracted with the FHLB of Indianapolis for item processing for a fee of approximately $3,000 per month.

Item 3.  Legal Proceedings.

         Neither the Holding Company nor Citizens is a party to any pending legal proceedings, other than routine litigation incidental to the Holding Company's or Citizens' business.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On  October  13,  1998,   Citizens  Bancorp  held  its  Annual  Meeting  of
Shareholders. Two directors were elected to terms expiring in 2001 by the following votes:

         Perry W. Lewis        For:       791,942        Withheld:     600
         John J. Miller        For:       785,947        Withheld:   6,595

         The terms of office of the following directors of Citizens Bancorp continued after the Shareholder Meeting:

         Name                                          Term Expiring
         ----                                          -------------
         Robert F. Ayres                                  1999
         Billy J. Wray                                    1999
         Fred W. Carter                                   2000

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.

         Name                                 Position with Holding Company
         ----                                 -----------------------------
         Fred W. Carter                       Chairman of the Board, President
                                                  and Chief Executive Officer
         Stephen D. Davis                     Treasurer
         Cindy S. Chambers                    Secretary

     Fred W. Carter (age 67) has served as President and Chief Executive Officer of Citizens and CLSC since 1972, and of the Holding Company since 1997. Mr. Carter has been an employee of Citizens since 1966 and is the father of Cindy S. Chambers, Citizens' Secretary and Customer Service Manager.

     Cindy S. Chambers (age 44) has served as Citizens' Corporate Secretary since 1988 and as Citizens' Customer Service Manager since 1982. She has served as the Holding Company's Secretary since 1997 and is the daughter of Fred W. Carter, Citizens' President and Chief Executive Officer.

     Stephen D. Davis (age 43) has served as Citizens' Controller since 1989 and as the Holding Company's Treasurer since 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The information required by this item is incorporated by reference to the material under the heading "Shareholder Information--Market Information" on page 41 of the Holding Company's Annual Report to Shareholders for the year ended June 30, 1999 (the "Shareholder Annual Report").

Item 6.  Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data" on pages 3 and 4 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to the material under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 to 17 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated by reference to the material under the caption "Asset/Liability Management" on pages 15 to 17 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 18 to 38 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Holding Company  previously  reported the information  required by this item in its interim report on Form 10-Q for the period ended March 31, 1999, which was filed with the Commission on May 17, 1999.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 to 8 of the Holding Company's Proxy Statement for its 1999 annual shareholder meeting (the "1999 Proxy Statement"). Information concerning the Holding Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

     The information required by this item with respect to the Holding Company's compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 9 of the 1999 Proxy Statement.

Item 11.      Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 5 to 8 of the 1999 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference to pages 1 to 4 of the 1999 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to pages 7 to 8 of the 1999 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

                                                                   Page in 1999
                                                                    Shareholder
         Financial Statements                                      Annual Report
         --------------------                                      -------------
         Report of Olive LLP Independent Auditors                       18

         Consolidated Balance Sheet as of June 30, 1999 and 1998        19

         Consolidated Statement of Income for each of the years
              in the three year period ended June 30, 1999              20

         Consolidated Statement of Shareholders' Equity
              for each of the years in the three year period
              ended June 30, 1999                                       21

         Consolidated Statement of Cash Flows for each
              of the years in the three year period
              ended June 30, 1999                                       22

         Notes to Consolidated Financial Statements                     23

(b)      Reports on Form 8-K.

         The Holding Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

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

                                                 CITIZENS BANCORP


Date:  September 28, 1999                        By: /s/ Fred W. Carter
                                                 -----------------------------
                                                 Fred W. Carter, President and
                                                 Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of September, 1999.

     Signatures                         Title                          Date

(1)  Principal Executive Officer:



     /s/ Fred W. Carter                                     )
     --------------------------                             )
     Fred W. Carter                 President and           )
                                    Chief Executive Officer )
                                                            )
                                                            )
(2)  Principal Financial and                                )
     Accounting Officer:                                    )
                                                            )
                                                            )
     /s/ Stephen D. Davis           Treasurer               )
     --------------------------                             )
     Stephen D. Davis                                       )
                                                            )
                                                            )September 28, 1999
                                                            )
(3)  The Board of Directors:                                )
                                                            )
                                                            )
     /s/ Robert F. Ayres            Director                )
     --------------------------                             )
     Robert F. Ayres                                        )
                                                            )
                                                            )
     /s/ Fred W. Carter             Director                )
     --------------------------                             )
     Fred W. Carter                                         )
                                                            )
                                                            )
     /s/ Perry W. Lewis             Director                )
     --------------------------                             )
     Perry W. Lewis                                         )

                                                            )
                                                            )
     /s/ John J. Miller                                     )
     --------------------------                             )
     John J. Miller                 Director                )
                                                            )September 28, 1999
                                                            )
     /s/ Billy J. Wray              Director                )
     --------------------------                             )
     Billy J. Wray                                          )
                                                            )

                                  EXHIBIT INDEX

Exhibit No.                                              Description

3 (1) Registrant's Articles of Incorporation are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 333-29031) (the "Registration Statement")

(2)         Registrant's  Code of  By-Laws  are  incorporated  by  reference  to
            Exhibit 3(2) to the Registration Statement

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

(7) Executive Supplemental Retirement Agreement -- Fred W. Carter is incorporated by reference to Exhibit 10(7) to the Registration Statement

(8) Executive Supplemental Retirement Agreement -- Stephen D. Davis is incorporated by reference to Exhibit 10(8) to the Registration Statement

(9) Executive Supplemental Retirement Agreement -- Cindy S. Chambers is incorporated by reference to Exhibit 10(9) to the Registration Statement

(10) Exempt Loan and Share Purchase Agreement between Trust under Citizens Bancorp Employee Stock Ownership Plan and Trust Agreement and Citizens Bancorp is incorporated by reference to Exhibit 10(10) of the 1997 Form 10-K

13 Registrant's Annual Report to Shareholders for its 1999 annual shareholders meeting

21          Subsidiaries of the Registrant

23          Consent of Independent Auditor

27          Financial Data Schedule