Form 10-Q
period 1999-09-30
CITIZENS BANCORP
filed 1999-11-12
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

         Commission file number: 000-23313

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

The number of shares of the Registrant's common stock, without par value, outstanding as of November 10, 1999 was 962,401.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 1999 and June 30, 1999 (Unaudited)             3

                  Consolidated  Statements  of  Income  for the  three
                  months ended September 30, 1999 and 1998 (Unaudited)         4

                  Consolidated  Statement of Shareholders'  Equity for
                  the  three   months   ended   September   30,   1999
                  (Unaudited)                                                  5

                  Consolidated  Statements of Cash Flows for the three
                  months ended September 30, 1999 and 1998 (Unaudited)         6

                  Notes to Unaudited Consolidated Financial Statements         7

Item 2.           Management's  Discussion  and  Analysis of Financial
                  Condition and Results of Operations.                         7

Item 3.           Quantitative and Qualitative Disclosure about Market
                  Risk                                                        10

Part II. OTHER INFORMATION

Item 1.           Legal Proceedings                                           10
Item 2.           Changes in Securities and Use of Proceeds                   10
Item 3.           Defaults Upon Senior Securities                             10
Item 4.           Submission of Matters to a Vote of Security Holders         10
Item 5.           Other Information                                           10
Item 6.           Exhibits and Reports on Form 8-K                            10


Signatures                                                                    11

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                                             September 30,    June 30,
                                                                                 1999           1999
                                                                               --------       --------
                                                                              (Unaudited)     (Note A)
Assets
Cash and due from banks                                                        $    824       $    444
Interest-bearing demand deposits                                                    282            152
     Cash and cash equivalents                                                    1,106            596
Interest-bearing time deposits                                                    1,486          1,486
Investment securities - available for sale                                          407            388
Loans receivable, net                                                            54,004         53,104
Land held for development                                                           878            913
Cash surrender value of life insurance contracts                                  1,172          1,162
Premises and equipment                                                              555            567
Federal Home Loan Bank stock                                                        425            419
Other assets                                                                        851            835
                                                                               --------       --------
       Total assets                                                            $ 60,884       $ 59,470
                                                                               ========       ========

Liabilities

Deposits                                                                       $ 36,463       $ 36,976
Federal Home Loan Bank advances                                                   8,500          7,000
Other liabilities                                                                   811            605
                                                                               --------       --------
       Total liabilities                                                         45,774         44,581
                                                                               --------       --------

Equity Received From Contributions to the ESOP                                      281            249
                                                                               --------       --------
Shareholders' equity

Preferred stock , no par value
    Authorized and unissued - 2,000,000 shares                                       --             --
Common Stock , no par value
   Authorized - 5,000,000 shares
   Issued and outstanding - 881,114 shares                                        8,293          8,293
Unearned Recognition and Retention Plan ("RRP")                                    (512)          (538)
Retained Earnings                                                                 7,056          6,903
Accumulated other comprehensive income                                               (8)           (18)
        Total shareholders' equity                                               14,829         14,640
                                                                               --------       --------

        Total liabilities and shareholders' equity                             $ 60,884       $ 59,470
                                                                               ========       ========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                                                Three months ended September 30,
                                                                      1999          1998
                                                                    --------      --------
                                                                         (Unaudited)
Interest income:
Loans receivable                                                    $  1,087      $  1,034
Investment securities                                                     13            10
Deposits with financial institutions                                      25            38
                                                                    --------      --------
          Total interest income                                        1,125         1,082
                                                                    --------      --------

Interest expense:
Interest on deposits                                                     383           398
Interest on borrowings                                                   115            59
                                                                    --------      --------
          Total interest expense                                         498           457
                                                                    --------      --------

Net interest income                                                      627           625

Provision for loan losses                                                 15            15
                                                                    --------      --------

Net interest income after provision for loan losses                      612           610
                                                                    --------      --------

Other income:
Service charges on deposit accounts and other                             36            35
Gain on sales of land held for development                                 7             2
Other income                                                              14            14
                                                                    --------      --------
          Total other income                                              57            51
                                                                    --------      --------

Other expenses:
Salaries and employee benefits                                           159           159
Net occupancy expenses                                                    17            17
Equipment expenses                                                        22            20
Data processing fees                                                      34            37
Deposit insurance expense                                                  6             6
Legal and professional fees                                               10            37
Other expenses                                                            62            61
                                                                    --------      --------
          Total other expenses                                           310           337
                                                                    --------      --------

Income before income tax                                                 359           324
Income tax expense                                                       143           138
                                                                    --------      --------
Net income                                                          $    216      $    186
                                                                    ========      ========

Basic earnings per share                                            $    .24      $    .19
Diluted earnings per share                                          $    .24      $    .19
Weighted average shares outstanding                                  900,821       982,814


See notes to consolidated unaudited financial statements.

                              CITIZENS BANCORP AND
                                  SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)


                                                                                        Unearned
                                       Common Stock                                    Recognition     Accumulated
                                  ----------------------                                  and            Other           Total
                                    Shares                 Comprehensive  Retained      Retention     Comprehensive   Shareholders'
                                  Outstanding    Amount       Income      Earnings        Plan           Income          Equity
                                  -----------  ---------   -------------  --------     -----------    -------------   -------------
Balance, July 1, 1999               881,114    $   8,293                 $   6,903      $    (538)      $     (18)      $  14,640

Comprehensive income
     Net income                                                $216            216                                            216
     Unrealized gains on
        securities, net of tax                                   10                                            10              10
                                                             ------
Comprehensive income                                            226
                                                             ======

Cash dividends                                                                 (63)                                           (63)
($0.07 per share)

RRP shares earned                                                                              26                              26
                                    --------------------           --------------------------------------------------------------
Balance,
     September 30, 1999             881,114    $   8,293                 $   7,056      $    (512)      $      (8)      $  14,829
                                    ====================           ==============================================================



See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                 Three months ended September 30,
                                                                       1999          1998
                                                                      -------       -------
                                                                           (Unaudited)

Operating activities:
Net income                                                            $   216       $   186

Adjustments to reconcile net income to
    net cash provided by operating activities:
        Provision for loan losses                                          15            15
        Depreciation and amortization                                      13            10
        Deferred federal income tax credit                                 --            41
        Release of ESOP/RRP shares                                         58            61
        Net change in
           Other assets and cash surrender value                          (28)         (104)
           Other liabilities                                              197          (143)
         Net cash provided by operating activities                        471            66
                                                                      -------       -------

Investing activities:
Purchases of securities available for sale                                 (2)           (2)
Net change in loans                                                      (915)       (1,778)
Purchases of premises and equipment                                        (1)           --
Net change in land held for development                                    34            (9)
Purchase of FHLB stock                                                     (6)           --
                                                                      -------       -------
         Net cash used by investing activities                           (890)       (1,789)
                                                                      -------       -------

Financing activities:
Net change in
    Demand and savings deposits                                           422          (281)
    Certificates of deposit                                              (935)        4,264
Proceeds from borrowings                                                1,500         5,000
Repayment of borrowings                                                    --        (2,500)
Cash dividends                                                            (58)          (53)
                                                                      -------       -------
         Net cash provided by financing activities                        929         6,430
                                                                      -------       -------

Net change in cash and cash equivalents                                   510         4,707
Cash and cash equivalents at beginning of period                          596           750
                                                                      -------       -------
Cash and cash equivalents at end of period                            $ 1,106       $ 5,457
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

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Citizens for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of those expected for the remainder of the year.

The balance sheet at June 30, 1999, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

NOTE C: Earnings Per Share

The Company had $.24 earnings per share for the three months ended September 30, 1999 and $.19 earnings per share for the three months ended September 30, 1998. Earnings per share have been computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares have been excluded from the computation of average common shares outstanding.

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

Financial Condition

Total assets increased to $60.9 million at September 30, 1999, compared to $59.5 million at June 30, 1999. Cash increased $380,000 to $824,000 at September 30, 1999, from $444,000 at June 30, 1999, while interest bearing-deposits, consisting primarily of overnight deposits at the Federal Home Loan Bank ("FHLB") of Indianapolis and certificates of deposit at other FDIC insured financial institutions, increased to $1.8 million at September 30, 1999, from $1.6 million at June 30, 1999. Net loans receivable increased $0.9 million to $54.0 million at September 30, 1999, from $53.1 million at June 30, 1999. The increase in loans and interest-bearing deposits was funded by an increase in borrowings during the period. Borrowings at the Federal Home Loan Bank increased $1.5 million to $8.5 million as of September 30, 1999, from $7.0 million at June 30, 1999. This was offset by a decrease in deposits of $0.5 million to $36.5 million at September 30, 1999, from $37.0 million at June 30, 1999.

Shareholders' equity increased $189,000 during the three months ended September 30, 1999. This was primarily a result of the profit of $216,000 for the period. The Company declared a dividend of $.07 per share of common stock held as of October 4, 1999, payable on October 18, 1999. Shareholders' equity decreased by $63,000 as a result of the declaration of the dividend.

Comparison of operating results for the three-month periods ended September 30, 1999 and 1998.

The Company had an increase in net income of $30,000 to $216,000 for the three months ended September 30, 1999, compared to a net income of $186,000 for the three-month period ended September 30, 1998. The increase was primarily due to a decrease of $27,000 in non-interest expense during the 1999 period.

Net interest income increased $2,000 to $627,000 for the quarter ended September 30, 1999, compared to $625,000 for the same period in 1998. The increase resulted primarily from an increase in earning assets during the 1999 period, offset by a decrease in net interest margin to 4.46% for the quarter ended September 30, 1999, from 4.69% for the same period in 1998.

The provision for loan losses was $15,000 for the September 30, 1999 period, which was unchanged from the 1998 period. At September 30, 1999, the allowance for loan loss was 0.63% of total loans, compared to 0.61% at June 30, 1999.

Total non-interest income increased $6,000 to $57,000 for the quarter ended September 30, 1999, compared to $51,000 during the same period in 1998. The increase is primarily the result of a $5,000 increase in the gain on sales of land held for development, to $7,000 for the quarter ended September 30, 1999, from $2,000 for the same quarter in 1998.

Total non-interest expense decreased $27,000 to $310,000 for the quarter ended September 30, 1999, compared to $337,000 for the same quarter in 1998. The decrease was primarily due to a decrease of $27,000 in legal and professional fees during the 1999 period. Salaries and benefits were $159,000 for the three months ended September 30, 1999 and 1998, and a decrease of $3,000 in data processing fees during the period ended September 30, 1999 was offset by a $3,000 increase in office occupancy, equipment and other expenses during the period.

Income tax expense decreased by $5,000 to $143,000 for the three months ended September 30, 1999, compared to $138,000 for the three months ended September 30, 1998.

Asset Quality

The allowance for loan losses was $341,000 at September 30, 1999, compared to $326,000 at June 30, 1999. Management considered the allowance for loan losses at September 30, 1999 to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the three months ended September 30, 1999.

Balance, July 1, 1999                                            $326,249
Provision for loan losses                                          15,000
Recoveries                                                           ----
Charge-offs                                                          ----
                                                                 --------

Balance, September 30, 1999                                      $341,249
                                                                 ========

Non-performing loans totaled $490,000 or .91% of total loans at September 30, 1999, compared to $197,000 or .37% of total loans at June 30, 1999.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At September 30, 1999 and June 30, 1999, cash and interest-bearing deposits totaled $2.6 million and $2.1 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At September 30, 1999, borrowings from the FHLB totaled $8.5 million.

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

The Company is working with the companies that supply or service its systems that rely on computers to identify and remedy any Year 2000 related problems. As of September 30, 1999, the Company has completed the renovation of all systems that could be significantly affected by Year 2000 related problems and has substantially completed testing of its renovated systems. The bulk of the Company's computer processing is provided under contract by BISYS, Inc. in Houston, Texas ("BISYS"). BISYS has completed the renovation phase of its Year 2000 efforts and has tested its upgraded systems and interfaces with the Company. BISYS will assist the Company with other phases of Year 2000 compliance throughout the remainder of 1999. Banker's Systems, which provides Citizens' loan document preparation system, has certified that its systems are Year 2000 compliant as of September 30, 1999. Testing of the system is expected to be complete by November 30, 1999.

The Company has contacted the approximately twenty other companies that supply or service its material operations requesting that they certify that they have plans to make their respective computer systems Year 2000 compliant. As of September 30, 1999, the Company has received such certification from all of these companies. Once the Company receives certification from a service provider, it continuously monitors the progress that it makes in meeting its targeted schedule for becoming Year 2000 compliant. Should the Company find that a provider is not making satisfactory progress in its Year 2000 compliance efforts, the Company intends to identify and contract with an alternative service provider. The Company does not expect the expense of such changes in suppliers or servicers to be material to its operations, financial condition or results. Notwithstanding the efforts the Company has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.

The Company's Board of Directors reviews on a monthly basis the progress made in addressing Year 2000 issues. Management estimates that the Company's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $80,000. At September 30, 1999, the Company had spent approximately $55,000 in connection with Year 2000 compliance. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make its current systems, programs and equipment Year 2000 compliant, its net income and financial condition could be adversely affected.

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

The Company has developed contingency plans to be implemented in the event of the failure of all or part of its Year 2000 program or of the Year 2000 programs of any of its service providers. These contingency plans involve, among other actions, manual workarounds, adjusting staffing strategies and temporarily discontinuing services or products which are not considered by management to be critical to the Company's operations. The contingency plans include business resumption procedures, event planning and a strategy for managing cash reserves. Additionally, management has assessed employee training needs and determined a method for testing the viability of business resumption procedures. This testing is expected to be completed by November 30, 1999. The Company has also broadened its customer awareness campaign to keep customers informed of its Year 2000 efforts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Registrant's Annual Report on Form 10-K for the year ended June 30,1999.


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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 12.

         (b) The Company filed a report on form 8-K on August 30, 1999, to report a change in the date of the Company's Annual Meeting of Shareholders.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CITIZENS BANCORP

Date: November 10, 1999                 By:/s/ Fred W. Carter
                                           ------------------------
                                           Fred W. Carter
                                           President and Chief Executive Officer

Date: November 10, 1999                 By:/s/ Stephen D. Davis
                                           ------------------------
                                           Stephen D. Davis
                                           Treasurer

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