Form 10-Q
period 1999-12-31
CITIZENS BANCORP
filed 2000-02-14
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 10, 2000 was 959,401.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.           FINANCIAL INFORMATION                                 Page No.

Item 1.  Financial Statements

            Consolidated Statements of Financial Condition
            as of December 31, 1999 and June 30, 1999
            (Unaudited)                                                       3

            Consolidated Statements of Income for the three
            months ended December 31, 1999 and 1998
            (Unaudited)                                                       4

            Consolidated Statements of Income for the six
            months ended December 31, 1999 and 1998
            (Unaudited)                                                       5

            Consolidated Statement of Shareholders' Equity
            for the six months ended December 31, 1999
            (Unaudited)                                                       6

            Consolidated Statements of Cash Flows for the
            six months ended December 31, 1999 and 1998
            (Unaudited)                                                       7

            Notes to Unaudited Consolidated Financial
            Statements                                                        8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12
Item 2.  Changes in Securities and Use of Proceeds                           12
Item 3.  Defaults Upon Senior Securities                                     12
Item 4.  Submission of Matters to a Vote of Security Holders                 12
Item 5.  Other Information                                                   12
Item 6.  Exhibits and Reports on Form 8-K                                    12


Signatures                                                                   13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)


                                                           December 31,     June 30,
                                                              1999           1999
                                                            --------        ------
                                                           (Unaudited)     (Note A)
Assets

Cash and due from banks                                     $  1,286       $    444
Interest-bearing demand deposits                                 927            152
                                                            --------       --------
     Cash and cash equivalents                                 2,213            596
Interest-bearing time deposits                                 1,486          1,486
Investment securities - available for sale                       391            388
Loans receivable, net                                         55,036         53,104
Land held for development                                        862            913
Cash surrender value of life insurance contracts               1,183          1,162
Premises and equipment                                           565            567
Federal Home Loan Bank stock                                     575            419
Other assets                                                     875            835
                                                            --------       --------
       Total assets                                         $ 63,186       $ 59,470
                                                            ========       ========

Liabilities

Deposits                                                    $ 35,785       $ 36,976
Federal Home Loan Bank advances                               11,500          7,000
Other liabilities                                                688            605
                                                            --------       --------
       Total liabilities                                      47,973         44,581
                                                            --------       --------

Equity Received From Contributions to the ESOP                   313            249
                                                            --------       --------

Shareholders' equity

Preferred stock , no par value
    Authorized and unissued - 2,000,000 shares                    --             --
Common Stock , no par value
   Authorized - 5,000,000 shares
   Issued and outstanding - 874,761 and 881,114 shares         8,230          8,293
Unearned Recognition and Retention Plan ("RRP")                 (464)          (538)
Retained Earnings                                              7,154          6,903
Accumulated other comprehensive income (loss)                    (20)           (18)
                                                            --------       --------
        Total shareholders' equity                            14,900         14,640
                                                            --------       --------

        Total liabilities and shareholders' equity          $ 63,186       $ 59,470
                                                            ========       ========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                                      Three months ended December 31,
                                                           1999          1998
                                                         --------      --------
                                                               (Unaudited)

Interest income:
Loans receivable                                         $  1,106      $  1,063
Investment securities                                          15            10
Deposits with financial institutions                           29            69
                                                         --------      --------
          Total interest income                             1,150         1,142
                                                         --------      --------
Interest expense:
Interest on deposits                                          375           425
Interest on borrowings                                        144            88
                                                         --------      --------
          Total interest expense                              519           513
                                                         --------      --------
Net interest income                                           631           629

Provision for loan losses                                      15            20
                                                         --------      --------
Net interest income after provision for loan losses           616           609
                                                         --------      --------
Other income:
Service charges on deposit accounts and other                  33            36
Gain on sales of land held for development                      3             9
Other income                                                   17            15
                                                         --------      --------
          Total other income                                   53            60
                                                         --------      --------

Other expenses:
Salaries and employee benefits                                198           174
Net occupancy expenses                                         15            18
Equipment expenses                                             23            22
Data processing fees                                           31            33
Deposit insurance expense                                       6             6
Legal and professional fees                                    27            21
Other expenses                                                 63            63
                                                         --------      --------
          Total other expenses                                363           337
                                                         --------      --------

Income before income tax                                      306           332
Income tax expense                                            130           138
                                                         --------      --------
Net income                                               $    176      $    194
                                                         ========      ========

Basic earnings per share                                 $    .20      $    .20
Diluted earnings per share                               $    .20      $    .20
Weighted average shares outstanding                       900,466       970,903


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)


                                                        Six months ended December 31,
                                                           1999          1998
                                                         --------      --------
                                                               (Unaudited)
Interest income:
Loans receivable                                         $  2,193      $  2,097
Investment securities                                          28            20
Deposits with financial institutions                           54           107
                                                         --------      --------
          Total interest income                             2,275         2,224
                                                         --------      --------

Interest expense:
Interest on deposits                                          758           823
Interest on borrowings                                        259           147
                                                         --------      --------
          Total interest expense                            1,017           970
                                                         --------      --------

Net interest income                                         1,258         1,254

Provision for loan losses                                      30            35
                                                         --------      --------

Net interest income after provision for loan losses         1,228         1,219
                                                         --------      --------

Other income:
Service charges on deposit accounts and other                  69            71
Gain on sales of land held for development                     10            11
Other income                                                   31            29
                                                         --------      --------
          Total other income                                  110           111
                                                         --------      --------

Other expenses:
Salaries and employee benefits                                357           333
Net occupancy expenses                                         32            35
Equipment expenses                                             45            42
Data processing fees                                           65            70
Deposit insurance expense                                      12            12
Legal and professional fees                                    37            58
Other expenses                                                125           124
                                                         --------      --------
          Total other expenses                                673           674
                                                         --------      --------

Income before income tax                                      665           656
Income tax expense                                            273           276
                                                         --------      --------
Net income                                               $    392      $    380
                                                         ========      ========

Basic earnings per share                                 $    .44      $    .39
Diluted earnings per share                               $    .44      $    .39
Weighted average shares outstanding                       900,643       976,859



See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)


                                       Common Stock                                      Unearned       Accumulated
                                -------------------------                               Recognition        Other           Total
                                   Shares                  Comprehensive    Retained        and        Comprehensive   Shareholders'
                                Outstanding      Amount       Income        Earnings   Retention Plan   Income (Loss)     Equity
                                ----------------------------------------------------------------------------------------------------
Balance, July 1, 1999             881,114         $8,293                   $   6,903     $    (538)      $     (18)      $  14,640

Comprehensive income

     Net income                                               $  392             392                                           392
     Unrealized gains
       (losses) on securities,
       net of tax                                                 (2)                                           (2)             (2)
                                                              ------
Comprehensive income                                          $  390
                                                              ======
Cash dividends                                                                  (125)                                         (125)
 ($0.14 per share)

Purchase of stock                  (6,353)           (63)                        (16)                                          (79)

RRP shares earned                                                                               74                              74
                                  ----------------------                      -----------------------------------------------------
Balance,
     December 31, 1999            874,761         $8,230                      $7,154      $   (464)      $     (20)      $  14,900
                                  ======================                      =====================================================





See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                     Six months ended December 31,
                                                          1999          1998
                                                        -------       -------
                                                             (Unaudited)

Operating activities:

Net income                                              $   392       $   380
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                            30            35
        Depreciation and amortization                        27            21
        Deferred federal income tax credit                   --            31
        ESOP/RRP shares earned                              137           118
        Net change in

           Other assets and cash surrender value            (60)         (291)
           Other liabilities                                 74          (264)
                                                        -------       -------
              Net cash provided by
                operating activities                        600            30
                                                        -------       -------

Investing activities:

Net change in interest-bearing deposits                      --           198
Purchases of securities available for sale                   (5)           (5)
Net change in loans                                      (1,962)       (4,096)
Purchases of premises and equipment                         (25            --
Net change in land held for development                      51            50
Purchase of FHLB stock                                     (156)           --
                                                        -------       -------
         Net cash used by investing activities           (2,097)       (3,853)
                                                        -------       -------

Financing activities:

Net change in
    Demand and savings deposits                             329           114
    Certificates of deposit                              (1,520)        1,995
Proceeds from borrowings                                  4,500         6,500
Repayment of borrowings                                      --        (3,500)
Purchase of stock                                           (79)         (401)
Cash dividends                                             (116)          (97)
                                                        -------       -------
         Net cash provided by financing activities        3,114         4,611
                                                        -------       -------

Net change in cash and cash equivalents                   1,617           788
Cash and cash equivalents at beginning of period            596           750
                                                        -------       -------
Cash and cash equivalents at end of period              $ 2,213       $ 1,538
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

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Citizens for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three- and six-month periods ended December 31, 1999 are not necessarily indicative of those expected for the remainder of the year.

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

The Company, subject to certain supervisory policies of the Office of Thrift Supervision, may pay dividends to its shareholders if its assets exceed its liabilities and it is able to pay its debts as they come due. Current regulations allow Citizens, after filing a notice with the OTS, to pay dividends on its stock if its regulatory capital would not be reduced below the amount then required for the liquidation account. In addition, without prior approval, current regulations allow Citizens to pay dividends to the Company not exceeding net profits (as defined) for the current calendar year to date plus Citizens' retained net income for the preceding two years.

NOTE C: Employee Benefit Plans

Citizens has a Recognition and Retention Plan ("RRP"). Effective on March 24, 1998, awards of grants for 32,798 shares were issued to various directors and officers of Citizens. These awards generally are to vest and be earned by the recipient at a rate of 20 percent per year, commencing March 24, 1999.

An ESOP covers substantially all employees of Citizens. The ESOP acquired 84,640 shares at $10.00 per share in the Conversion with funds provided by a loan from the Company. The ESOP provides for the Company to issue a put option ("option") to any participant who receives a distribution of Company stock. The option permits the participant to sell the stock to the Company at any time during two option periods, as defined in the plan, at the fair market value of the stock. Accordingly, the $846,400 of stock acquired by the ESOP was reflected as a reduction to the ESOP equity accounts. Unearned ESOP shares totaled 61,158 and 66,192 at December 31, 1999 and June 30, 1999 and had a fair value of $726,251 at December 31, 1999 and $835,674 at June 30, 1999. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Cash dividends on unallocated shares will be applied to principal and interest due on the loan. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of Citizens, are made to the ESOP.

Below are the transactions affecting the ESOP equity accounts:

                                          Additional     Unearned
                               Common      Paid-in        ESOP
                               Stock       Capital       Shares       Total
                              ---------------------------------------------

Balance, July 1, 1999          $847         $64         $(662)         $249
ESOP shares earned                           14            50            64
                              ---------------------------------------------

Balance, December 31, 1999     $847         $78         $(612)         $313
                              =============================================

NOTE D: Earnings Per Share

 The Company had $.20 earnings per share for the three months ended December 31, 1999, which was the same as its earnings per share for the three months ended December 31, 1998. Earnings per share for the six months ended December 31, 1999 was $.44, compared to earnings per share of $.39 for the six months ended December 31, 1998. Earnings per share have been computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares have been excluded from the computation of average common shares outstanding.

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

Financial Condition

Total assets increased to $63.2 million at December 31, 1999, compared to $59.5 million at June 30, 1999. Cash increased $842,000 to $1,286,000 at December 31, 1999, from $444,000 at June 30, 1999, while interest bearing-deposits, consisting primarily of overnight deposits at the Federal Home Loan Bank ("FHLB") of Indianapolis and certificates of deposit at other FDIC insured financial institutions, increased to $2.4 million at December 31, 1999, from $1.6 million at June 30, 1999. Net loans receivable increased $1.9 million to $55.0 million at December 31, 1999, from $53.1 million at June 30, 1999. The increase in loans and interest-bearing deposits was funded by an increase in borrowings during the period. Borrowings at the Federal Home Loan Bank increased $4.5 million to $11.5 million as of December 31, 1999, from $7.0 million at June 30, 1999. This was offset by a decrease in deposits of $1.2 million to $35.8 million at December 31, 1999, from $37.0 million at June 30, 1999.

Shareholders' equity increased $260,000 during the six months ended December 31, 1999. This was primarily a result of the profit of $392,000 for the period, which increased shareholders' equity, less the cost of the Company's repurchase of $79,000 of its common stock (6,353 shares) at various times and market prices during the period. The Company declared a dividend of $.07 per share of common stock held as of December 31, 1999, payable on January 14, 2000. Shareholders' equity decreased by $62,000 as a result of the declaration of the dividend.

Comparison of operating results for the three-month periods ended December 31, 1999 and 1998.

The Company had a decrease in net income of $18,000 to $176,000 for the three months ended December 31, 1999, compared to a net income of $194,000 for the three-month period ended December 31, 1998. The decrease was primarily due to an increase of $26,000 in non-interest expense during the 1999 period.

Net interest income increased $2,000 to $631,000 for the quarter ended December 31, 1999, compared to $629,000 for the same period in 1998. The increase resulted primarily from an increase in earning assets during the 1999 period, offset by a decrease in net interest margin to 4.38% for the quarter ended December 31, 1999, from 4.44% for the same period in 1998.

The provision for loan losses was $15,000 for the three months ended December 31, 1999, compared to $20,000 for the same period in 1998. At December 31, 1999, the allowance for loan loss was 0.61% of total loans, which was unchanged from June 30, 1999.

Total non-interest income decreased $7,000 to $53,000 for the quarter ended December 31, 1999, compared to $60,000 during the same period in 1998. The decrease is primarily the result of a $6,000 decrease in the gain on sales of land held for development, to $3,000 for the quarter ended December 31, 1999, from $9,000 for the same quarter in 1998.

Total non-interest expense increased $26,000 to $363,000 for the quarter ended December 31, 1999, compared to $337,000 for the same quarter in 1998. The increase was primarily due to an increase of $24,000 in salaries and benefits during the 1999 period due to expenses related to the early vesting of the RRP shares of Advisory Director Ralph C. Hinshaw. Legal and professional fees increased $6,000 to $27,000 for the three months ended December 31, 1999, compared to $21,000 for the same period in 1998. These increases were offset by a $4,000 decrease in office occupancy, equipment and data processing expenses during the 1999 period.

Income tax expense decreased by $8,000 to $130,000 for the three months ended December 31, 1999, compared to $138,000 for the three months ended December 31, 1998.

Comparison of operating results for the six-month periods ended December 31, 1999 and 1998.

The Company had an increase in net income of $12,000 to $392,000 for the six months ended December 31, 1999, compared to a net income of $380,000 for the six months ended December 31, 1998. The increase was primarily due to an increase of $4,000 in net interest income during the six months ended December 31, 1999, combined with a reduction of $5,000 in the provision for loan losses during the 1999 period.

Net interest income increased $4,000 to $1,258,000 for the six months ended December 31, 1999, compared to $1,254,000 for the same period in 1998. The increase resulted primarily from an increase in earning assets during the 1999 period, offset by a decrease in net interest margin to 4.42% for the six months ended December 31, 1999, from 4.59% for the same period in 1998.

The provision for loan losses was $30,000 for the six months ended December 31, 1999, compared to $35,000 for the same period in 1998. At December 31, 1999, the allowance for loan loss was 0.61% of total loans, which was unchanged from June 30, 1999.

Total non-interest income decreased $1,000 to $110,000 for the six months ended December 31, 1999, compared to $111,000 for the six months ended December 31, 1998.

Total non-interest expense decreased $1,000 to $673,000 for the six months ended December 31, 1999, compared to $674,000 for the same period in 1998. Salaries and benefits increased $24,000 during the 1999 period due to expenses related to the early vesting of the RRP shares of Advisory Director Ralph C. Hinshaw. This increase was offset by a decrease in legal and professional fees of $21,000 to $37,000 for the six months ended December 31, 1999, compared to $58,000 for the same period in 1998. Office occupancy, equipment, data processing and other expenses decreased $4,000 during the 1999 period.

Income tax expense decreased by $3,000 to $273,000 for the six months ended December 31, 1999, compared to $276,000 for the six months ended December 31, 1998.

Asset Quality

The allowance for loan losses was $336,000 at December 31, 1999, compared to $326,000 at June 30, 1999. Management considered the allowance for loan losses at December 31, 1999 to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the six months ended December 31, 1999.

Balance, July 1, 1999                               $ 326,249
Provision for loan losses                              30,000
Recoveries                                                 --
Charge-offs                                           (20,129)
                                                    ---------

Balance, December 31, 1999                          $ 336,120
                                                    =========

Non-performing loans totaled $574,000 or 1.04% of total loans at December 31,1999, compared to $197,000 or .37% of total loans at June 30, 1999.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At December 31, 1999 and June 30, 1999, cash and interest-bearing deposits totaled $3.7 million and $2.1 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At December 31, 1999, borrowings from the FHLB totaled $11.5 million.

Year 2000 Compliance

The Company's Board of Directors and management have reviewed the performance of the Company's computer systems during the rollover from the year 1999 to the year 2000. No significant Year 2000 related problems were encountered and the Company's computer systems are functioning normally in the year 2000.

The bulk of the Company's computer processing is provided under contract by BISYS, Inc. in Little Falls, New Jersey ("BISYS"). BISYS has reported to the Company that its systems are functioning normally and have experienced only minor Year 2000 related problems. Citizens' loan document preparation system, which is provided by Bankers Systems, is also functioning properly.

There have been no reports from any of the approximately twenty other companies that supply or service the Company's material operations which would indicate that they have encountered any serious Year 2000 related problems. None of the Company's depositors or borrowers have reported any Year 2000 related difficulties which could significantly affect the net earnings or cash flows of the Company.

At December 31, 1999 the Company had spent approximately $60,000 in connection with Year 2000 compliance, with only minor expenses outstanding. Although management believes it has taken the necessary steps to address the Year 2000 compliance issue, no assurance can be given that some problems will not occur or that the Company will not incur significant additional expenses in future periods.

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

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to Vote of Security Holders

         On October 20, 1999, Citizens Bancorp held its Annual Meeting of Shareholders. Two directors were elected to terms expiring in 2002 by the following votes:

          Robert F. Ayres           For: 723,601       Withheld: 2,100
          Billy J. Wray             For: 724,201       Withheld: 1,500

         The terms of office of the following directors of Citizens Bancorp continued after the Annual Shareholder meeting:

                  Name                               Term Expiring In
                  ----                               ----------------
                  Fred W. Carter                           2000
                  John J. Miller                           2001
                  Perry W. Lewis                           2001

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 13.

         (b) No reports on form 8-K were filed during the quarter ended December 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITIZENS BANCORP

Date: February 10, 2000                   By:/s/ Fred W. Carter
                                             ------------------
                                          Fred W. Carter
                                          President and Chief Executive Officer

Date: February 10, 2000                   By: /s/ Stephen D. Davis
                                             ---------------------
                                          Stephen D. Davis
                                          Treasurer

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