Form 10-Q
period 2000-03-31
CITIZENS BANCORP
filed 2000-05-15
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 10, 2000 was 959,401.

                                Citizens Bancorp
                                    Form 10-Q

                                      Index

PART I.           FINANCIAL INFORMATION                                 Page No.

Item 1.  Financial Statements

                Consolidated Statements of Financial Condition
                as of March 31, 2000 and June 30, 1999
                (Unaudited)                                                  3

                Consolidated Statements of Income for the three
                months ended March 31, 2000 and 1999
                (Unaudited)                                                  4

                Consolidated Statements of Income for the nine
                months ended March 31, 2000 and 1999
                (Unaudited)                                                  5

                Consolidated Statement of Shareholders' Equity
                for the nine months ended March 31, 2000
                (Unaudited)                                                  6

                Consolidated Statements of Cash Flows for the
                nine months ended March 31, 2000 and 1999
                (Unaudited)                                                  7

                Notes to Unaudited Consolidated Financial
                Statements                                                   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11
Item 2.  Changes in Securities and Use of Proceeds                          11
Item 3.  Defaults Upon Senior Securities                                    11
Item 4.  Submission of Matters to a Vote of Security Holders                12
Item 5.  Other Information                                                  12
Item 6.  Exhibits and Reports on Form 8-K                                   12


Signatures                                                                  13

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CITIZENS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                            March 31,       June 30,
                                                              2000           1999
                                                           ----------     ---------
                                                           (Unaudited)     (Note A)
Assets
Cash and due from banks                                     $    607       $    444
Interest-bearing demand deposits                                 867            152
                                                            --------       --------
     Cash and cash equivalents                                 1,474            596
Interest-bearing time deposits                                 1,486          1,486
Investment securities - available for sale                       391            388
Loans receivable, net of allowance for loan
   losses of $340,000 and $426,000                            55,969         53,104
Land held for development                                        868            913
Cash surrender value of life insurance contracts               1,194          1,162
Premises and equipment                                           560            567
Federal Home Loan Bank stock                                     625            419
Other assets                                                     917            835
                                                            --------       --------
       Total assets                                         $ 63,484       $ 59,470
                                                            ========       ========

Liabilities

Deposits                                                    $ 36,323       $ 36,976
Federal Home Loan Bank advances                               11,000          7,000
Other liabilities                                                740            605
                                                            --------       --------
       Total liabilities                                      48,063         44,581
                                                            --------       --------

Equity Received From Contributions to the ESOP                   343            249
                                                            --------       --------

Shareholders' equity

Preferred stock , no par value
    Authorized and unissued - 2,000,000 shares                    --             --
Common Stock , no par value
   Authorized - 5,000,000 shares

   Issued and outstanding - 874,761 and 881,114 shares         8,230          8,293
Unearned Recognition and Retention Plan ("RRP")                 (440)          (538)
Retained Earnings                                              7,309          6,903
Accumulated other comprehensive income (loss)                    (21)           (18)
                                                            --------       --------
        Total shareholders' equity                            15,078         14,640
                                                            --------       --------

        Total liabilities and shareholders' equity          $ 63,484       $ 59,470
                                                            ========       ========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)


                                                      Three months ended March 31,
                                                           2000          1999
                                                         --------      --------
                                                              (Unaudited)

Interest income:

Loans receivable                                         $  1,134      $  1,056
Investment securities                                          16            10
Deposits with financial institutions                           34            34
                                                         --------      --------
          Total interest income                             1,184         1,100
                                                         --------      --------

Interest expense:

Interest on deposits                                          368           381
Interest on borrowings                                        163            91
                                                         --------      --------
          Total interest expense                              531           472
                                                         --------      --------

Net interest income                                           653           628

Provision for loan losses                                      15            15
                                                         --------      --------

Net interest income after provision for loan losses           638           613
                                                         --------      --------

Other income:

Service charges on deposit accounts and other                  32            31
Gain on sales of land held for development                     --             2
Other income                                                   19            14
                                                         --------      --------
          Total other income                                   51            47
                                                         --------      --------

Other expenses:

Salaries and employee benefits                                182           157
Net occupancy expenses                                         17            17
Equipment expenses                                             27            24
Data processing fees                                           35            33
Deposit insurance expense                                       2             6
Legal and professional fees                                    12             7
Other expenses                                                 75            57
                                                         --------      --------
          Total other expenses                                350           301
                                                         --------      --------

Income before income tax                                      339           359
Income tax expense                                            122           132
                                                         --------      --------
Net income                                               $      2      $    227
                                                         ========      ========

Basic earnings per share                                 $    .24      $    .24
Diluted earnings per share                               $    .24      $    .24
Weighted average shares outstanding                       899,441       949,507

See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                                       Nine months ended March 31,
                                                           2000           1999
                                                               (Unaudited)

Interest income:

Loans receivable                                         $  3,327      $  3,153
Investment securities                                          44            30
Deposits with financial institutions                           88           141
                                                         --------      --------
          Total interest income                             3,459         3,324
                                                         --------      --------

Interest expense:

Interest on deposits                                        1,126         1,204
Interest on borrowings                                        422           238
                                                         --------      --------
          Total interest expense                            1,548         1,442
                                                         --------      --------

Net interest income                                         1,911         1,882

Provision for loan losses                                      45            50
                                                         --------      --------

Net interest income after provision for loan losses         1,866         1,832
                                                         --------      --------

Other income:

Service charges on deposit accounts and other                 101           102
Gain on sales of land held for development                     10            13
Other income                                                   50            43
                                                         --------      --------
          Total other income                                  161           158
                                                         --------      --------

Other expenses:

Salaries and employee benefits                                539           490
Net occupancy expenses                                         49            52
Equipment expenses                                             72            66
Data processing fees                                          100           103
Deposit insurance expense                                      14            18
Legal and professional fees                                    49            65
Other expenses                                                200           181
                                                         --------      --------
          Total other expenses                              1,023           975
                                                         --------      --------

Income before income tax                                    1,004         1,015
Income tax expense                                            395           407
                                                                       --------
Net income                                               $      6      $    608
                                                         ========      ========

Basic earnings per share                                 $    .68      $    .63
Diluted earnings per share                               $    .68      $    .63
Weighted average shares outstanding                       900,214       967,852


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                     Unearned        Accumulated
                                    Common Stock                                    Recognition         Other            Total
                               Shares                  Comprehensive   Retained        and           Comprehensive     Shareholders'
                            Outstanding      Amount        Income        Earnings   Retention Plan     Income (Loss)     Equity
                            -----------      ------        ------        --------   --------------   ---------------     ------


Balance, July 1, 1999         881,114       $ 8,293                      $ 6,903       $(538)           $ (18)          $ 14,640

Comprehensive
income
     Net income                                             $609             609                                             609
     Unrealized gains (losses)
       on securities, net of tax                              (3)                                          (3)                (3)
                                                          -------
Comprehensive income                                        $606
                                                          =======
Cash dividends                                                              (187)                                           (187)
($0.21 per share)

Purchase of stock              (6,353)          (63)                         (16)                                            (79)

RRP shares earned                                                                         98                                  98
                           -------------------------                     -------------------------------------------------------

Balance,
     March 31, 2000           874,761        $ 8,230                     $ 7,309       $(440)           $ (21)          $ 15,078
                           =========================                     =======================================================


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                      Nine months ended March 31,
                                                          2000          1999
                                                        -------       -------
                                                             (Unaudited)

Operating activities:

Net income                                              $   609       $   608
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                            45            50
        Depreciation and amortization                        42            34
        Deferred federal income tax credit                   --             3
        ESOP/RRP shares earned                              192           173
        Net change in

           Other assets and cash surrender value           (114)         (125)
           Other liabilities                                127          (338)
                                                        -------       -------
            Net cash provided by operating activities       901           405
                                                        -------       -------

Investing activities:

Net change in interest-bearing deposits                      --           297
Purchases of securities available for sale                   (7)         (107)
Net change in loans                                      (2,910)       (4,381)
Purchases of premises and equipment                         (35           (37)
Net change in land held for development                      45            42
Purchase of FHLB stock                                     (206)           --
                                                        -------       -------
         Net cash used by investing activities           (3,113)       (4,186)
                                                        -------       -------

Financing activities:

Net change in

    Demand and savings deposits                              82            32
    Certificates of deposit                                (735)        2,545
Proceeds from borrowings                                  6,500         6,500
Repayment of borrowings                                  (2,500)       (4,000)
Purchase of stock                                           (79)         (482)
Cash dividends                                             (178)         (154)
                                                        -------       -------
         Net cash provided by financing activities        3,090         4,441
                                                        -------       -------

Net change in cash and cash equivalents                     878           660
Cash and cash equivalents at beginning of period            596           750
                                                        -------       -------
Cash and cash equivalents at end of period              $ 1,474       $ 1,410
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

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. The significant accounting policies followed by the Company and Citizens for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. All adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the periods reported, have been included in the accompanying consolidated financial statements. The results of operations for the three- and nine-month periods ended March 31, 2000 are not necessarily indicative of those expected for the remainder of the year.

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

The Company, subject to certain supervisory policies of the Office of Thrift Supervision, may pay dividends to its shareholders if its assets exceed its liabilities and it is able to pay its debts as they come due. Current regulations allow Citizens, after filing a notice with the OTS, to pay dividends on its stock if its regulatory capital would not be reduced below the amount then required for the liquidation account. In addition, without prior approval, current regulations allow Citizens to pay dividends to the Company not exceeding net profits (as defined) for the current calendar year to date plus Citizens retained net income for the preceding two years.

NOTE C: Employee Benefit Plans

Citizens has a Recognition and Retention Plan ("RRP"). Effective on March 24, 1998, awards of grants for 32,798 shares were issued to various directors and officers of Citizens. These awards generally are to vest and be earned by the recipient at a rate of 20 percent per year, commencing March 24, 1999.

An ESOP covers substantially all employees of Citizens. The ESOP acquired 84,640 shares at $10.00 per share in the Conversion with funds provided by a loan from the Company. The ESOP provides for the Company to issue a put option ("option") to any participant who receives a distribution of Company stock. The option permits the participant to sell the stock to the Company at any time during two option periods, as defined in the plan, at the fair market value of the stock. Accordingly, the $846,400 of stock acquired by the ESOP was reflected as a reduction to the ESOP equity accounts. Unearned ESOP shares totaled 58,763 and 66,192 at March 31, 2000 and June 30, 1999 and had a fair value of $1,002,644 at March 31, 2000 and $835,674 at June 30, 1999. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Cash dividends on unallocated shares will be applied to principal and interest due on the loan. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of Citizens, are made to the ESOP.

Below are the transactions affecting the ESOP equity accounts (dollars in thousands):

                                         Additional     Unearned
                           Common           Paid-in        ESOP
                            Stock          Capital       Shares      Total
                           ------------------------------------------------

Balance, July 1, 1999         $847            $64        $(662)       $249
ESOP shares earned                             20           74          94
                           ------------------------------------------------

Balance, March 31, 2000       $847            $84        $(588)       $343
                           ================================================

NOTE D: Earnings Per Share

The Company had $.24 earnings per share for the three months ended March 31, 2000, which was the same as its earnings per share for the three months ended March 31, 1999. Earnings per share for the nine months ended March 31, 2000 was $.68, compared to earnings per share of $.63 for the nine months ended March 31, 1999. Earnings per share have been computed based upon the weighted average common shares outstanding during the period. Unearned ESOP shares have been excluded from the computation of average common shares outstanding.

NOTE E:  Merger

On March 21, 2000, the Company entered into an agreement with Lincoln Bancorp ("Lincoln") pursuant to which the Company will be merged with and into Lincoln. The agreement is subject to regulatory and shareholder approval. The agreement provides that upon the effective date of the merger, which is yet to be determined, each shareholder of the Company will receive .9375 shares of Lincoln's common stock and 49.375 in cash for each share of the Company's common stock owned by such shareholder. The transaction will be recorded under the purchase method of accounting.

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

Financial Condition

Total assets increased to $63.5 million at March 31, 2000, compared to $59.5 million at June 30, 1999. Cash increased $163,000 to $607,000 at March 31, 2000, from $444,000 at June 30, 1999, while interest bearing-deposits, consisting primarily of overnight deposits at the Federal Home Loan Bank ("FHLB") of Indianapolis and certificates of deposit at other FDIC insured financial institutions, increased to $2.4 million at March 31, 2000, from $1.6 million at June 30, 1999. Net loans receivable increased $2.9 million to $56.0 million at March 31, 2000, from $53.1 million at June 30, 1999. The increase in loans and interest-bearing deposits was funded by an increase in borrowings during the period. Borrowings at the Federal Home Loan Bank increased $4.0 million to $11.0 million as of March 31, 2000, from $7.0 million at June 30, 1999. This was offset by a decrease in deposits of $0.7 million to $36.3 million at March 31, 2000, from $37.0 million at June 30, 1999.

Shareholders' equity increased $438,000 during the nine months ended March 31, 2000. This was primarily a result of the profit of $609,000 for the period, which increased shareholders' equity, less the cost of the Company's repurchase of $79,000 of its common stock (6,353 shares) at various times and market prices during the period. The Company declared a dividend of $.07 per share of common stock held as of March 31, 2000, payable on April 14, 2000. Shareholders' equity decreased by $62,000 as a result of the declaration of the dividend.

Comparison of operating results for the three-month periods ended March 31, 2000 and 1999.

The Company had a decrease in net income of $10,000 to $217,000 for the three months ended March 31, 2000, compared to a net income of $227,000 for the three-month period ended March 31, 1999. The decrease was primarily due to an increase of $49,000 in non-interest expense during the three-month period ended March 31, 2000, offset by an increase of $25,000 in net interest income during the same period.

Net interest income increased $25,000 to $653,000 for the quarter ended March 31, 2000, compared to $628,000 for the same period in 1999. The increase resulted primarily from an increase in earning assets during the 2000 period, offset by a decrease in net interest margin to 4.46% for the quarter ended March 31, 2000, from 4.52% for the same period in 1999.

The provision for loan losses was $15,000 for the three-month periods ended March 31, 2000 and March 31, 1999. At March 31, 2000, the allowance for loan loss was 0.61% of total loans, which was unchanged from June 30, 1999.

Total non-interest income increased $4,000 to $51,000 for the quarter ended March 31, 2000, compared to $47,000 during the same period in 1999.

Total non-interest expense increased $49,000 to $350,000 for the quarter ended March 31, 2000, compared to $301,000 for the same quarter in 1999. The increase was primarily due to an increase of $25,000 in salaries and benefits to $182,000 for the three months ended March 31, 2000, compared to $157,000 for the same period in 1999. Legal and professional fees increased $5,000 to $12,000 for the three months ended March 31, 2000, compared to $7,000 for the same period in 1999. Office occupancy, equipment and data processing expenses increased by $5,000 during the period ended March 31, 2000, offset by a $4,000 decrease in deposit insurance premiums during the 2000 period. Other expenses increased $18,000 during the three months ended March 31, 2000, due primarily to an initial payment of $15,000 under an agreement with Trident Securities to deliver a fairness opinion and to negotiate and arrange the Merger Agreement and Plan of Reorganization between the Company and Lincoln Bancorp of Plainfield, IN.

Income tax expense decreased by $10,000 to $122,000 for the three months ended March 31, 2000, compared to $132,000 for the three months ended March 31, 1999.

Comparison of operating results for the nine-month periods ended March 31, 2000 and 1999.

The Company had an increase in net income of $1,000 to $609,000 for the nine months ended March 31, 2000, compared to net income of $608,000 for the nine months ended March 31, 1999. The increase was primarily due to an increase of $29,000 in net interest income and a decrease in income tax expense of $12,000 during the nine months ended March 31, 2000, offset by an increase of $48,000 in non-interest expense during the same period.

Net interest income increased $29,000 to $1,911,000 for the nine months ended March 31, 2000, compared to $1,882,000 for the same period in 1999. The increase resulted primarily from an increase in earning assets during the 2000 period, offset by a decrease in net interest margin to 4.43% for the nine months ended March 31, 2000, from 4.57% for the same period in 1999.

The provision for loan losses was $45,000 for the nine months ended March 31, 2000, compared to $50,000 for the same period in 1999. At March 31, 2000, the allowance for loan loss was 0.61% of total loans, which was unchanged from June 30, 1999.

Total non-interest income increased $3,000 to $161,000 for the nine months ended March 31, 2000, compared to $158,000 for the nine months ended March 31, 1999.

Total non-interest expense increased $48,000 to $1,023,000 for the nine months ended March 31, 2000, compared to $975,000 for the same period in 1999. Salaries and benefits increased $49,000 during the 2000 period, due primarily to expenses related to the early vesting of the RRP shares of Advisory Director Ralph C. Hinshaw. This increase was offset by a decrease in legal and professional fees of $16,000 to $49,000 for the nine months ended March 31, 2000, compared to $65,000 for the same period in 1999. Office occupancy, equipment, data processing and deposit insurance expenses decreased $4,000 during the 2000 period. Other expenses increased $19,000 during the nine months ended March 31, 2000, due primarily to an initial payment of $15,000 under an agreement with Trident Securities to deliver a fairness opinion and to negotiate and arrange the Merger Agreement and Plan of Reorganization between the Company and Lincoln Bancorp.

Income tax expense decreased by $12,000 to $395,000 for the nine months ended March 31, 2000, compared to $407,000 for the nine months ended March 31, 1999.

Asset Quality

The allowance for loan losses was $340,000 at March 31, 2000, compared to $326,000 at June 30, 1999. Management considered the allowance for loan losses at March 31, 2000 to be adequate to cover estimated losses inherent in the loan portfolio at that date, taking into consideration probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table sets forth the changes affecting the allowance for loan losses for the nine months ended March 31, 2000.

Balance, July 1, 1999                                                  $326,249
Provision for loan losses                                                45,000
Recoveries                                                                2,033
Charge-offs                                                             (32,799)
                                                                     ----------

Balance, March 31, 2000                                                $340,483
                                                                       ========

Non-performing loans totaled $523,000 or .93% of total loans at March 31,2000, compared to $197,000 or .37% of total loans at June 30, 1999.

Liquidity and Capital Resources

The Company's most liquid assets are cash and interest-bearing deposits. The levels of these assets are dependent on the Company's operating, financing, and investing activities. At March 31, 2000 and June 30, 1999, cash and interest-bearing deposits totaled $3.0 million and $2.1 million, respectively.

The Company's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

If the Company requires funds beyond its ability to generate them internally, it has the ability to borrow funds from the FHLB of Indianapolis. Federal law limits an institution's borrowings from the FHLB to 20 times the amount paid for capital stock in the FHLB, subject to regulatory capital requirements. As a policy matter, however, the FHLB of Indianapolis typically limits the amount of borrowings from the FHLB to 50% of adjusted assets (total assets less borrowings). At March 31, 2000, borrowings from the FHLB totaled $11.0 million.

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

         (b) The Company filed a Current Report on Form 8-K on March 23, 2000 disclosing the proposed merger between Lincoln Bancorp and the Company, and attached to which is the Agreement and Plan of Reorganization between the Company and Lincoln Bancorp dated March 21, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITIZENS BANCORP

Date: May 10, 2000                         By:/s/ Fred W. Carter
                                              ------------------
                                           Fred W. Carter
                                           President and Chief Executive Officer

Date: May 10, 2000                         By: /s/ Stephen D. Davis
                                              ---------------------
                                           Stephen D. Davis
                                           Treasurer

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