Form 10-Q/A
period 2000-03-31
CITIZENS BANCORP
filed 2000-06-27
CIK 1040734

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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


Item 1, Financial Statements, of the Registrant's Form 10-Q for the period ended March 31, 2000, is amended by this filing to correct clerical errors in the preparation of the original filing made on May 15, 2000.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CITIZENS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (dollars in thousands)

                                                            March 31,       June 30,
                                                              2000           1999
                                                           ----------     ---------
                                                           (Unaudited)     (Note A)
Assets
Cash and due from banks                                     $    607       $    444
Interest-bearing demand deposits                                 867            152
                                                            --------       --------
     Cash and cash equivalents                                 1,474            596
Interest-bearing time deposits                                 1,486          1,486
Investment securities - available for sale                       391            388
Loans receivable, net of allowance for loan
   losses of $340,000 and $326,000                            55,969         53,104
Land held for development                                        868            913
Cash surrender value of life insurance contracts               1,194          1,162
Premises and equipment                                           560            567
Federal Home Loan Bank stock                                     625            419
Other assets                                                     917            835
                                                            --------       --------
       Total assets                                         $ 63,484       $ 59,470
                                                            ========       ========

Liabilities

Deposits                                                    $ 36,323       $ 36,976
Federal Home Loan Bank advances                               11,000          7,000
Other liabilities                                                740            605
                                                            --------       --------
       Total liabilities                                      48,063         44,581
                                                            --------       --------

Equity Received From Contributions to the ESOP                   343            249
                                                            --------       --------

Shareholders' equity

Preferred stock , no par value
    Authorized and unissued - 2,000,000 shares                    --             --
Common Stock , no par value
   Authorized - 5,000,000 shares

   Issued and outstanding - 874,761 and 881,114 shares         8,230          8,293
Unearned Recognition and Retention Plan ("RRP")                 (440)          (538)
Retained Earnings                                              7,309          6,903
Accumulated other comprehensive income (loss)                    (21)           (18)
                                                            --------       --------
        Total shareholders' equity                            15,078         14,640
                                                            --------       --------

        Total liabilities and shareholders' equity          $ 63,484       $ 59,470
                                                            ========       ========


See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)


                                                      Three months ended March 31,
                                                           2000          1999
                                                         --------      --------
                                                              (Unaudited)

Interest income:

Loans receivable                                         $  1,134      $  1,056
Investment securities                                          16            10
Deposits with financial institutions                           34            34
                                                         --------      --------
          Total interest income                             1,184         1,100
                                                         --------      --------

Interest expense:

Interest on deposits                                          368           381
Interest on borrowings                                        163            91
                                                         --------      --------
          Total interest expense                              531           472
                                                         --------      --------

Net interest income                                           653           628

Provision for loan losses                                      15            15
                                                         --------      --------

Net interest income after provision for loan losses           638           613
                                                         --------      --------

Other income:

Service charges on deposit accounts and other                  32            31
Gain on sales of land held for development                     --             2
Other income                                                   19            14
                                                         --------      --------
          Total other income                                   51            47
                                                         --------      --------

Other expenses:

Salaries and employee benefits                                182           157
Net occupancy expenses                                         17            17
Equipment expenses                                             27            24
Data processing fees                                           35            33
Deposit insurance expense                                       2             6
Legal and professional fees                                    12             7
Other expenses                                                 75            57
                                                         --------      --------
          Total other expenses                                350           301
                                                         --------      --------

Income before income tax                                      339           359
Income tax expense                                            122           132
                                                         --------      --------
Net income                                               $    217      $    227
                                                         ========      ========

Basic earnings per share                                 $    .24      $    .24
Diluted earnings per share                               $    .24      $    .24
Weighted average shares outstanding                       899,441       949,507

See notes to consolidated unaudited financial statements.

                        CITIZENS BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in thousands)

                                                       Nine months ended March 31,
                                                           2000           1999
                                                               (Unaudited)

Interest income:

Loans receivable                                         $  3,327      $  3,153
Investment securities                                          44            30
Deposits with financial institutions                           88           141
                                                         --------      --------
          Total interest income                             3,459         3,324
                                                         --------      --------

Interest expense:

Interest on deposits                                        1,126         1,204
Interest on borrowings                                        422           238
                                                         --------      --------
          Total interest expense                            1,548         1,442
                                                         --------      --------

Net interest income                                         1,911         1,882

Provision for loan losses                                      45            50
                                                         --------      --------

Net interest income after provision for loan losses         1,866         1,832
                                                         --------      --------

Other income:

Service charges on deposit accounts and other                 101           102
Gain on sales of land held for development                     10            13
Other income                                                   50            43
                                                         --------      --------
          Total other income                                  161           158
                                                         --------      --------

Other expenses:

Salaries and employee benefits                                539           490
Net occupancy expenses                                         49            52
Equipment expenses                                             72            66
Data processing fees                                          100           103
Deposit insurance expense                                      14            18
Legal and professional fees                                    49            65
Other expenses                                                200           181
                                                         --------      --------
          Total other expenses                              1,023           975
                                                         --------      --------

Income before income tax                                    1,004         1,015
Income tax expense                                            395           407
                                                         --------      --------
Net income                                               $    609      $    608
                                                         ========      ========

Basic earnings per share                                 $    .68      $    .63
Diluted earnings per share                               $    .68      $    .63
Weighted average shares outstanding                       900,214       967,852


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

NOTE E:  Merger

On March 21, 2000, the Company entered into an agreement with Lincoln Bancorp ("Lincoln") pursuant to which the Company will be merged with and into Lincoln. The agreement is subject to regulatory and shareholder approval. The agreement provides that upon the effective date of the merger, which is yet to be determined, each shareholder of the Company will receive .9375 shares of Lincoln's common stock and $9.375 in cash for each share of the Company's common stock owned by such shareholder. The transaction will be recorded under the purchase method of accounting.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2000 and 1999, is an analysis performed by the OTS of Citizens Bancorp's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve up and down 200 basis points. The decline in the net portfolio value at March 31, 2000 compared to March 31, 1999 and June 30, 1999, is primarily attributable to a greater decline in the value of fixed-rate mortgages as a result of an increase in the amount of these mortgages and a rising rate environment.


                                 March 31, 2000
                     Net Portfolio Value Summary Performance
                                                                                                    NPV as % of
                                                                                                    Present Value
      Change                       Net Portfolio Value                                                of Assets
     In Rates              $ Amount      $ Change                     % Change       NPV Ratio        Change
------------------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
    + 200 bp*               $11,816       $(1,830)                  (13.41)%          19.37%          (199)  bp
        0 bp                 13,646           ---                       ---           21.36%           ---   bp
    - 200 bp                 14,339           693                     5.08%           21.79%            44   bp


             Interest Rate Risk Measures: 200 Basis Point Rate Shock

     Pre-Shock NPV Ratio: NPV as % of PV of Assets...............   21.36%
     Exposure Measure: Post-Shock NPV Ratio......................   19.37%
     Sensitivity Measure: Change in NPV Ratio....................   199 bp
     Change in NPV as % of PV of Assets..........................     9.3%

                                 March 31, 1999
                     Net Portfolio Value Summary Performance


                                                                                             NPV as % of
                                                                                            Present Value
      Change               Net Portfolio Value                                                of Assets
     In Rates      $ Amount      $ Change                     % Change       NPV Ratio        Change
----------------------------------------------------------------------------------------------------
                                         (Dollars in thousands)
    + 200 bp*       $11,523         $(831)                   (6.72)%          20.01%           (68)  bp
        0 bp         12,354           ---                        ---          20.69%           ---   bp
    - 200 bp         12,247          (107)                    (.87)%          20.06%           (64)  bp


             Interest Rate Risk Measures: 200 Basis Point Rate Shock

       Pre-Shock NPV Ratio: NPV as % of PV of Assets.............    20.69%
       Exposure Measure: Post-Shock NPV Ratio....................    20.01%
       Sensitivity Measure: Change in NPV Ratio..................     68 bp
       Change in NPV as % of PV of Assets........................      3.3%

* Basis points

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

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CITIZENS BANCORP

Date: June 27, 2000                       By: /s/ Fred W. Carter
                                              ----------------------------
                                           Fred W. Carter
                                           President and Chief Executive Officer

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